Form 10-Q
period 1995-06-30
NOSTALGIA NETWORK INC
filed 1995-08-14
CIK 747178

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from .................... to ....................

                         Commission File Number 0-13102


                          THE NOSTALGIA NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                84-0923659
(State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                  Identification No.)

650 Massachusetts Avenue NW Washington, DC                20001
(Address of Principal executive office)                 (Zip Code)


                                 (202) 289-6633
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES [X]     NO [  ]

The number of shares of the Registrant's common Stock, $.04 par value as of the close of the period covered by this Report was 20,274,371.


                               TABLE OF CONTENTS
                               -----------------


                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1995  and December 31, 1994                                   3

                  Consolidated Statements of Operations
                  For the Three and Six Months Ended June 30, 1995 and 1994              4

                  Consolidated Statements of Cash Flows
                  For the Three and Six Months Ended June 30, 1995 and 1994              5

                  Notes to Consolidated Financial Statements                             6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       7 - 12

PART II. OTHER INFORMATION

Item 1.           Legal proceedings                                                     13

Item 4.           Submission of Matters to a Vote of Securities Holders                 13


Item 5.           Other Information                                                    13-14

                  Exhibits                                                             16-17

                                          2

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements

                       THE NOSTALGIA NETWORK, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)
                                                                  June 30, 1995    December 31, 1994
                                                                  -------------    -----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $882,188        $2,782,683
  Accounts receivable, less allowance of $1,843,000
    and $1,291,000, respectively                                       1,566,106         1,928,086
  Prepaid legal fees                                                     294,000           316,494
  Prepaid expenses                                                       310,061           190,563
  Cablecast rights                                                     5,050,000         3,283,700
                                                                   -------------     -------------
      Total current assets                                             8,102,355         8,501,526

Programming and cablecast rights - net                                 7,690,038           839,856
Property and equipment - net                                           1,655,961         1,660,790
Other assets                                                              27,757            26,757
                                                                   -------------     -------------
      Total assets                                                   $17,476,111       $11,028,929
                                                                   -------------     -------------
                                                                   -------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term obligations                         $4,053,634        $3,498,460
  Accounts payable                                                     1,955,289         2,024,344
  Accrued expenses and other liablilities                                425,978           455,951
                                                                   -------------     -------------
      Total current liabilities                                        6,434,901         5,978,755
                                                                   -------------     -------------
LONG-TERM OBLIGATIONS, less current maturities
  Notes payable - related parties                                      6,919,986         2,872,048
  Accrued interest payable and other                                     111,841           109,145
  Cablecast licenses and fees payable                                  6,199,996           115,347
                                                                   -------------     -------------
                                                                      13,231,823         3,096,540
                                                                   -------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $2 par value, 125,000 shares authorized,
    3,250 issued and outstanding                                           6,500             6,500
  Common stock subscribed, net                                                 -            16,000
  Common stock: $0.04 par value, 30,000,000 shares
    authorized, 20,274,371 and 20,241,037 shares issued
    and outstanding, respectively                                        810,975           809,641
  Additional paid-in capital                                          30,358,554        30,343,888
  Retained deficit                                                   (33,221,642)      (29,077,395)
                                                                   -------------     -------------
                                                                      (2,045,613)        2,098,634
  Treasury stock - 21,994 shares at cost                                (145,000)         (145,000)
                                                                   -------------     -------------
      Total stockholders' equity (deficit)                            (2,190,613)        1,953,634
                                                                   -------------     -------------
      Total liabilities and stockholders' equity (deficit)           $17,476,111       $11,028,929
                                                                   -------------     -------------
                                                                   -------------     -------------

See accompanying notes to the consolidated financial statements.                               -3-



            THE NOSTALGIA NETWORK, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                            For the Three Months            For the Six months
                                            Ended June 30,                    Ended June 30,
                                            ---------------------        -----------------------
                                               1995       1994              1995         1994
                                            --------   ----------        ---------    ----------
OPERATING REVENUES
  Affiliate revenue                        $1,105,854  $1,344,096        $2,225,347   $2,770,695
  Advertising sales revenue                 1,523,780   1,833,998         3,107,014    3,726,604
  Other                                       348,390     126,199           594,516      185,840
                                            ---------  ----------         ---------   ----------

    Total operating revenues                2,978,024   3,304,293         5,926,877    6,683,139
                                            ---------  ----------         ---------   ----------

OPERATING EXPENSES
  Programming, production and transmission    926,722   1,143,530         2,052,004    2,265,827
  Programming amortization                  1,591,450     214,333         3,175,237      489,244
  Sales and marketing                       1,297,201     850,210         2,390,808    1,651,412
  Finance, general and administration       1,218,352     888,406         2,263,820    2,122,771
  Relocation, litigation settlement and other             545,000                        545,000
                                            ---------  ----------         ---------   ----------

    Total operating expenses                5,033,725   3,641,479         9,881,869    7,074,254
                                            ---------  ----------         ---------   ----------

LOSS FROM OPERATIONS                        (2,055,701)  (337,186)        (3,954,992)   (391,115)
                                            ---------  ----------         ---------   ----------

OTHER INCOME AND (EXPENSE)
    Interest income (expense) - net          (108,910)    (24,116)         (189,255)      35,462
                                            ---------  ----------         ---------   ----------

LOSS BEFORE PROVISION FOR
  FEDERAL INCOME TAXES                      (2,164,611)  (361,302)        (4,144,247)   (355,653)

PROVISION FOR FEDERAL INCOME TAXES                  -           -                 -            -
                                            ---------  ----------         ---------   ----------

NET LOSS                                    $(2,164,611 $(361,302)        $(4,144,247) $(355,653)
                                            ---------  ----------         ---------   ----------
                                            ---------  ----------         ---------   ----------

NET LOSS PER COMMON SHARE                      $(0.11)     $(0.01)           ($0.20)      ($0.01)
                                            ---------  ----------         ---------   ----------
                                            ---------  ----------         ---------   ----------


WEIGHTED AVERAGE SHARES OUTSTANDING         20,274,371 19,238,035        20,245,260   19,174,785
                                            ---------  ----------         ---------   ----------
                                            ---------  ----------         ---------   ----------


See accompanying notes to the consolidated financial statements.                             -4-


                                               THE NOSTALGIA NETWORK, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                   For the Six Months
                                                                                              -------------------------
                                                                                                   1995         1994
                                                                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                  $(4,144,247)   $(355,653)
    Adjustments to reconcile net loss to net cash
                  used in operating activities:
                              Depreciation and amortization                                     3,207,737      563,523
                              Provision for losses on accounts receivable                         552,000      300,000
    Net change in operating assets and liabilities:
                              (Increase) in accounts receivable                                  (190,020)    (774,395)
                              (Increase) in prepaid expenses & other assets                       (98,004)    (111,748)
                              (Decrease) in accounts payable                                      (69,055)    (448,158)
                              Increase (decrease) in accrued relocation costs                           -      462,263
                              Increase in accrued expenses
                                      and other liabilities                                        20,661       23,444
                                                                                              ------------  -----------

                                           Net cash used in operating activities                 (720,928)    (340,724)
                                                                                              ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                              Purchases of programming and cablecast rights                     (2,170,719)    (99,193)
                              Purchases of property and other assets                              (27,671)     (56,238)
                                                                                              ------------  -----------
                                           Net cash used in investing activities                (2,198,390)   (155,431)
                                                                                              ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
                              Repayments of notes payable                                       (2,981,177)   (281,427)
                              Proceeds from bridge financing                                    4,000,000            -
                              Proceeds from issuance of common stock
                                      through exercise of warrants and additional
                                      paid in capital                                                   -      300,000
                                                                                              ------------  -----------
                                           Net cash provided by financing activities            1,018,823       18,573
                                                                                              ------------  -----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                                  (1,900,495)   (477,582)

CASH AND CASH EQUIVALENTS - beginning                                                           2,782,683    1,021,712
                                                                                              ------------  -----------

CASH AND CASH EQUIVALENTS - ending                                                               $882,188     $544,130
                                                                                              ============  ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
                              Purchase of transponder leasehold interest                               $-     $460,000
                                                                                              ============  ===========
                              Programming acquisition                                          $9,621,000     $228,000
                                                                                              ============  ===========




                                     See accompanying notes to the consolidated financial statements.             -5-


                          The Nostalgia Network, Inc.
                                 and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the consolidated financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. During the six months ended June 30, 1995, the Company entered into contracts totaling $10,690,000 for cablecast rights to certain series to air between May 1995 and August 1999. Additionally, the Company is negotiating to acquire approximately $10,000,000 for the cablecast rights to additional series to air between May 1996 and April 2000.

5. A significant customer of the Company, representing 9.6% of operating revenues for the six months ended June 30, 1995, has ceased making contractually obligated payments to the Company. The Company has filed for arbitration in the matter, claiming breach of contract and damages and is vigorously pursuing the matter. The customer has filed a counter claim for breach of contract and damages. Although the potential outcome of this matter can not currently be determined, management has reason to believe the customer does not have the financial capability to make its contractually obligated payments and, accordingly, has significantly reserved the related receivable.

6. In March, 1995 the Company received $4,000,000 in bridge financing from Concept Communications, Inc. Subsequently in July the Company received an additional $1,500,000 in Bridge financing. Both notes mature in February 1996 and bear interest at 6.09%

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Results of Operations
---------------------

Total revenues decreased $756,262, or 11% (from $6,683,139 to $5,926,877) for the six months ended June 30, 1995 (the "Period") and $326,269, or 10% (from $3,304,293 to $2,978,024) for the three months ended June 30, 1995 (the "Quarter"). Advertising Revenues decreased $619,590, or 17% (from $3,726,604 to $3,107,014) for the Period and $310,218, or 17% (from $1,833,998 to 1,523,780)
for the Quarter. Affiliate Revenue decreased $545,348, or 20% (from $2,770,695 to $2,225,347) for the Period and $238,242, or 18% (from $1,344,096 to
$1,105,854) for the Quarter. Partially offsetting those decreases was an increase in Other Revenue of $408,676, or 220% (from $185,840 to $594,516) for the Period and $222,191, or 176% (from $126,199 to $348,390) for the Quarter.

Advertising revenue decreased principally due to decreased hours available for long-format ("infomercial") sales. Infomercial sales decreased $671,734, or 25% (from $2,692,759 to $2,021,025) for the Period and $241,845, or 18% (from
$1,352,728 to $1,110,883) for the Quarter. As part of its improvements to programming, the Company implemented plans in the Third Quarter of 1994 decreasing by one-half hour the amount of time it allots to daytime infomercials. Effective January, 1995, the hours available to infomercials were further reduced by eliminating an additional hour during the daytime, which has resulted in a decline in infomercial advertising revenue. Additionally, beginning January, 1995 two hours per day of weekday and three hours per day of weekend infomercials were converted into shopping programming. Accordingly, during the first two quarters of 1995 total hours available for infomercial programming decreased an average of 47%. During that same time Period the average rate per hour for infomercial programming increased by approximately 55%.

In July, 1995 the Company further reduced daytime infomercials by an additional hour. In the longer term, the Company's strategy is that improved programming will result in higher ratings and subscribership, which will bring about a rise in revenue from short-format (2 minute or less) "conventional" advertising.

Partially offsetting the declines in infomercial revenue is an increase in conventional advertising of $52,144, or 5% (from $1,033,845 to $1,085,989) for the Period and decreasing $68,373, or 14% (from $481,270 to $412,897) for the Quarter. The increase for the Period is due principally to increased availability of commercial spots as programming time is shifted from infomercials to entertainment and other programming forms and, to a lesser degree, due to increased revenue per spot during prime time as a result of increased ratings. The decrease in the Quarter is attributed to an increase in the airing of lower rate per inquiry advertising over more profitable national and direct response advertising as a result of a pricing strategy which proved to be too high.

Management has changed the pricing strategy as well as placed limits on the sales of per inquiry advertising and believes the current strategy will result in a return to a greater mixture of more profitable advertising. Additionally, the Company is selling more national advertising with increases due to "scatter" purchases and other commitments already occurring in the third quarter 1995. The "up front" season for national advertising annual purchase commitments is in process for sales commencing the fourth quarter 1995 and ending in the third quarter 1996. To date advertising agencies have placed contractual committments for approximately $1,100,000 in ad purchases for the 1995 - 1996 "up front" season. These advertisers include such product families as Proctor & Gamble, Kraft, Birdseye and General Mills. Introduction of such advertisers to the network should further strengthen advertising sales trends. The above figures do not reflect anticipated growth in "scatter" sales as a result of the strong up front commitments.

Management anticipates as a result of further reductions in daytime infomercials in the Third Quarter of 1995, revenues from conventional advertising will increase in that quarter from current levels due to increased availability of commercial spots, but not nearly in proportion to the anticipated decrease in infomercial revenues.

The Cable Television Consumer Protection Act of 1992 (the "Act") was the major cause of the decrease in affiliate revenue. The "Must Carry" and "Retransmission Consent" provisions of the Act reduced the number of channels available for independent cable networks, and the system of rate regulation adopted by the FCC pursuant to the Act materially reduced the economic incentives for cable system operators to carry such networks. While the impact of the Act affected the industry generally, the Network was particularly vulnerable to that impact due to its previously weak programming, uncertainties over the outcome of a control struggle between its major stockholder and its former chairman and CEO, and lack of confidence by cable system operators over former management direction.


The Company has responded by replacing its former management with a known and respected former Showtime executive and by upgrading its entertainment programming with the addition of "Love Boat," "Ironside," "It Takes a Thief," and "Marcus Welby, MD." The Company has revitalized its 50's TV block and has launched a morning entertainment block. Additional series, including the "Rockford Files" and "Streets of San Francisco" are scheduled to commence later in 1995 and 1996, along with other classic series. The Company has improved it's weekday afternoon lifestyle programming by adding crafts and gardening programming and, through the third quarter of 1995, eliminating two and a half hours of daytime infomercials. In addition it has begun producing original programming that is both of interest to its audience and profitable, in the long term, to the Company. To date the Company has produced a big band and a cabaret special, both one hour in length, and has plans for additional cabaret and big band shows during the remainder of the year. In connection with Nostalgia's relationship with the National Archives the Network has produced six two-hour specials on World War II commemorating both VE and VJ days, as well as a one hour documentary on the ratification of the Women's Suffrage Amendment. A weekly series covering issues of importance to our audience is planned for the fall of 1995. Recently, the Network announced the formation of an alliance with the Lions clubs International to promote Lions Club Week on Nostalgia, a campaign in October 1995 to aid in the fight against preventable and reversible blindness These efforts have not gone unnoticed by the viewing public. Average ratings for full 24 hour days Monday through Sunday were .2 for June 1995 compared to .1 for June 1994, a 100% increase. Average ratings for Monday through Friday Prime-Fringe Combo, which is defined as 7 pm to 1 am, were .5 for June 1995 compared to .3 for June 1994, a 67% increase.


The Company is continuing discussions with cable system operators and other potential providers of distribution. Currently the Company is in the advanced stages of discussions with several of the largest multiple system operators and has contracts under review with some of them. In both the first and second quarters of 1995, the Company's subscriber base has shown slow but steady growth. Currently the Network has a backlog of approximately 500,000 subscribers scheduled to launch during the second half of 1995 and one confirmed drop of 38,000 subscribers pending. Based upon these trends, management believes the Network has begun an upward subscriber growth pattern. Although the Company expects growth in the number of affiliates, it remains uncertain as to the ultimate effect of industry conditions on average revenue per affiliate.

Other revenue increased by $408,676, or 220% (from $185,840 to $594,516) for the Period and $222,191, or 176% (from $126,199 to $348,390) for the Quarter. This increase is a result of increased time allotted to an interactive home shopping program wherein the Company receives a guaranteed minimum amount for the allotted air time as well as receiving a commission for sales in excess of certain base levels. This programming service represents 9.6% of operating revenues for the Period and 11% for the Quarter. The customer providing the service has ceased making contractually obligated payments to the Company. The Company has filed for arbitration in the matter, claiming breech of contract and damages and is vigorously pursuing the matter. The customer has filed a counter claim for breech of contract and damages. Although the potential outcome of this matter can not currently be determined, management has reason to believe the customer does not have the financial capability to make its contractually obligated payments and, accordingly, has significantly reserved the related receivable.

Total Operating Expenses increased $2,807,615, or 40% (from $7,074,254 to $9,881,869) for the Period and $1,392,246, or 38% (from $3,641,479 to 5,033,725)
for the Quarter. This increase was primarily as a result of an increase of $2,685,993, or 549% in programming amortization costs for the Period and $1,377,117, or 643% (from $214,333 to $1,591,450) for the Quarter. Sales and marketing costs increased $739,396, or 45% (from $1,651,412 to $2,390,808) for the Period and $446,991, or 53% (from $850,210 to $1,297,201) for the Quarter. Finance, general and administration costs increased $141,049, or 7% (from 2,122,771 to $2,263,820) for the Period and $329,946, or 37% (from $888,406 to
$1,218,352) for the Quarter. Programming, production and transmission costs decreased $213,823, or 9% (from $2,265,827 to $2,052,004) for the Period and
$216,808, or 19% (from 1,143,530 to $926,722) for the Quarter. Relocation,
Litigation Settlement and Other decreased by $545,000, or 100%.

Programming amortization costs have increased dramatically as a result of the Company's commitment to improved programming. The Company expects to incur additional increases in future programming amortization and studio production costs as a consequence of upgrading the Network's programming. These anticipated increased costs will be for further enhancements to the Network's prime time line up as well as for new programs to air in place of daytime infomercials. These additional future expenditures will adversely impact the Company's results of operations in the short-term but are critical to the Company's long-term survival and growth.

Sales and marketing costs increased as a result of management's continued efforts to promote and grow the network compared to the cost cutting survival mode of the company during the first half of 1994. Staffing for the departments has increased and health care costs have increased, resulting in an increase in personnel costs of $237,698, or 52% (from $453,009 to $690,698) for the Period and $128,069, or 66% (from $193,830 to $321,899) for the Quarter. Similarly, travel and entertainment costs have increased $126,057, or 130% (from $96,901 to $222,958) for the Period and $84,003, or 179% (from $46,968 to $130,971) for the
Quarter. Advertising has increased $183,279, or 508% (from $36,086 to $219,365) for the Period and $111,902, or 874% (from $12,806 to $124,708) for the Quarter. Marketing research has increased $110,864 for the Period and $49,858 for the Quarter compared to no expenditures for the same Periods in the prior year. Sales materials expense have increased $33,842 for the Period and the Quarter compared to no expenditures for the same Periods in the prior year.

Finance, general and administrative expenses increased principally to an increase in bad debt expense of $336,593, or 147% (from $229,657 to $566,250) for the Period and $265,744, or 172% (from $154,256 to $420,000) for the
Quarter. A significant portion of that increase is attributable to increased reserves necessitated by the uncertainty surrounding the ability of the Company's shopping service programmer to fulfill its contractual obligations. As a result of filling vacant positions and increased health care costs, personnel costs have increased $176,394, or 62% (from $284,929 to $461,323) for the Period and $124,275, or 125% (from 99,155 to $223,430) for the Quarter. Continued cost management has allowed the departments to reduce their travel and entertainment expenses by $87,078, or 63% (from $137,943 to $50,865) for the Period and $54,277, or 69% (from $79,081 to $24,804) for the Quarter. Most significantly, professional fees have decreased by $290,774, or 33% (from $878,980 to $588,206) for the Period and $6,523, or 3% (from $242,598 to $236,075) for the Quarter, primarily as a result of resolution of many previously outstanding law suits early in the second Quarter of 1994.

Programming, production and transmission costs decreased primarily as a result of programming expense reductions of $234,888, or 40% (from $591,768 to $356,880) for the Period and $202,697, or 65% (from $312,715 to $$110,018) for the Quarter. These reductions were the result of staff efforts during the Period being focused on new original productions and other long-term projects, the costs of which are capitalized. Personnel expenses decreased $157,391, or 48% (from $326,617 to $169,226) for the Period and $32,551, or 28% (from $114,559 to
$82,008) for the Quarter. This was the result of a temporary elimination of an executive level position during the second half of 1994 and a one-time bonus awarded in 1994. Transmission costs increased $198,471, or 16% for the Period and $14,155, or (from $680,420 to $694,575) for the Quarter primarily as a result of the Network's transition to a new, more expensive satellite in mid March of 1994.

Relocation, litigation settlement and other decreased $545,000, or 100% for the Period and the Quarter as a result of costs in 1994 related to relocating the Company's headquarters from Los Angeles to Washington DC.

As a result principally of significantly increased programming amortization costs ($2,685,993), decreased revenues ($756,262), increased sales and marketing expenses ($739,396), offset by a reduction in relocation, litigation settlement and other of $545,000, the Company's loss from operations increased $3,563,877, or 911%.

Interest and other expense increased by $224,717, or 634% (from $35,462 income to $(189,255) expense) for the Period and $84,794, or 352% (from $24,116 to $108,910) for the Quarter primarily as a result of interest on bridge loans provided by Concept Communications, Inc., ("Concept"), the Network's majority shareholder

In summary, the adverse results reflected in the Statement of Operations were anticipated as a result of a long range plan for growth and prosperity of the Network. Before growth could occur the Network needed to deliver programming which will be well received by our subscribers and affiliates. Management believes, as evidenced in the ratings growth and response from our affiliates, that we have identified and are delivering those programs. This conclusion is further supported by the up front advertising commitments we are receiving from national advertisers who now find us a viable alternative for selling their products. Additionally, in order to grow we needed to build a visible sales force and prominent presence at trade shows and in trade periodicals, which Nostalgia has now accomplished. Thus, we are in the early stages of a process that will span several years but which is progressing in accordance with the plan. Management anticipates continued significant losses over the next few years as we rebuild the network and increase subscribers, but management anticipates the process will ultimately result in a stronger, successful Network.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $2,782,683 at December 31, 1994 to $882,188 at June 30, 1995, principally as a result of $2,170,719 in purchases of programming and cablecast rights, $2,981,177 in repayments of certain debts and $1,169,000 downpayment on new programming acquisitions, offset by $4,000,000 of bridge loans. Working capital decreased from $2,522,771 at December 31, 1994 to $1,667,454 at June 30, 1995 principally as a result of cash down payments for long-term programming commitments. Cablecast rights have increased by $8,616,482 (209%) since year-end as a result of further investment in the Network's prime-time line up. Current liabilities and long-term obligations increased primarily due to incurance of $9,621,000 in additional programming obligations and $4,000,000 in bridge financing received in March, 1995, reduced by payments on liabilities related to programming.

Cash used in operating activities increased $380,204, or 111% from $340,724 to $720,928, principally as a result of increased operating expenses.

Cash used in investing activities increased $2,042,959 from $155,431 to $2,198,390, principally due to increased purchases of programming and cablecast rights.

Cash flows from financing activities increased $1,000,250 due principally to receipt of $4,000,000 in bridge financing offset by $2,981,177 repayment of long-term obligations.

The Company believes that, in order to survive in the highly competitive market for cable television programming, the Company will need approximately $16 million in additional investment over the next two to three years. Such additional investment is necessary to improve programming and increase distribution which the Company anticipates will ultimately increase advertising revenues and result in substantial long term revenue increases. The Company believes it can obtain this funding through equity investment, and the Company's major shareholder has indicated a willingness to make additional investments. On this basis the Company has entered into programming commitments which will cause its expenses to substantially exceed its anticipated revenues.

The Company received $2,500,000 in bridge financing at 6.43% in December, 1994 and an additional $4,000,000 at 6.09% in March, 1995 from Concept. Subsequently, the Company received an additional $1,500,000 at 6.09% in July, 1995 from Concept. It is Concept's intention that these loans be converted to equity once Nostalgia and Concept are able to reach a mutual agreement as to the price at which additional shares are to be sold to Concept. Concept has indicated its willingness to provide sufficient additional debt or equity financing to the Company on mutually acceptable terms for fiscal 1995. Management feels reasonably confident that adequate financing will be available from Concept or other outside sources to meet its foreseeable financial requirements, although no assurances can be made that such financing will materialize.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A significant customer of the Company, representing 9.6% of operating revenues for the six months ended June 30, 1995, has ceased making contractually obligated payments to the Company. The Company has filed for arbitration in the matter, claiming breach of contract and damages and is vigorously pursuing the matter. The customer has filed a counter claim for breach of contract and damages. Although the potential outcome of this matter can not currently be determined, management has reason to believe the customer does not have the financial capability to make its contractually obligated payments and, accordingly, has significantly reserved the related receivable.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Stockholders was held on June 1, 1995. The nominees for Director elected at the meeting were as follows:

                                                     Votes Cast
            Nominee                        For                     Withheld

Christopher A. Cates                     17,758,072                 80,590
Floyd Christopherson                     17,758,072                 80,590
Diane M. Faure                           17,758,072                 80,590
John G. Heim                             17,758,072                 80,590
Dong Moon Joo                            17,758,072                 80,590
Masahisa Kobayashi                       17,758,072                 80,590
William H. Lash, III                     17,758,072                 80,590
Ambassador Phillip Sanchez               17,758,072                 80,590
Josette Shiner                           17,758,072                 80,590
Robert J. Wussler                        17,758,072                 80,590


The appointment of BDO Seidman as independent accountants for 1995 was ratified with 17,795,967 votes for, 42,695 votes withheld or abstained.

Item 5.  Other Information

Beginning January 1995 the Company continued its long-term plan for improving its programming by eliminating an additional hour of daytime infomercials. The remaining hour has been eliminated in third quarter 1995. Additionally, the Company has entered into contracts totaling $10,690,000 for cablecast rights to air The Rockford Files, Marcus Welby, MD and Ironsides for various periods between May 1995 and August 1999. Additionally, the Company is negotiating to acquire exclusive rights to the initial basic cable airing of The Paper Chase, The Streets of San Francisco as well as the first six seasons of The Love Boat at a total cost in excess of $10,000 for various periods between May 1996 and April 2000.

The Company feels that these licenses and reduced infomercials are critical in demonstrating to its affiliates the Company's continued commitment toward providing high profile and time proven entertainment products of interest to the Company's targeted audience.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  August 14, 1995


                                            THE NOSTALGIA NETWORK, INC.



                                      By:_______________________________________
                                         John G. Heim, President and
                                         Chief Executive Officer






                                      By:_______________________________________
                                          Martin A. Gallogly, Treasurer and
                                          Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  August 14, 1995


                                        THE NOSTALGIA NETWORK, INC.



                                        By: /s/ John G. Heim
                                           ----------------------------------
                                        John G. Heim, President and
                                        Chief Executive Officer




                                        By: /s/ Martin A. Gallogly
                                           ----------------------------------
                                        Martin A. Gallogly, Treasurer and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.                        Description                        Page No.
-----------                        -----------                        --------
27            Financial Data Schedule as required by Item 601 (c) of
              Regulation S-K