Form 10-Q/A
period 1995-03-31
NOSTALGIA NETWORK INC
filed 1995-08-22
CIK 747178

- -----------------------------------------------------------------------------



                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995.

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


- -----------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                        Page No.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1995  and December 31, 1994                             3

          Consolidated Statements of Operations
          For the Three Months Ended March 31, 1995 and 1994                4

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1995 and 1994                5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7 - 10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders            10


Item 5.   Other Information                                                10

Item 6.   Exhibits                                                       12 - 13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated August 22, 1995


                                             THE NOSTALGIA NETWORK, INC.




                                             By:
                                             ----------------------------------
                                             John G. Heim, President and
                                             Chief Executive Officer






                                             By:________________________________
                                             Martin A. Gallogly, Treasurer and
                                             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated August 22, 1995


                                             THE NOSTALGIA NETWORK, INC.



                                             By: /s/ John G. Heim
                                             ----------------------------------
                                             John G. Heim, President and
                                             Chief Executive Officer




                                             By: /s/ Martin A. Gallogly
                                             ----------------------------------
                                             Martin A. Gallogly, Treasurer and
                                             Chief Financial Officer




                                INDEX TO EXHIBITS

Exhibit No.                                   Description                                       Page No.
- ----------                                    -----------                                       --------
27            Financial Data Schedule as required by Item 601 (c) of Regulation S-K
