Form 10-Q
period 1995-09-30
NOSTALGIA NETWORK INC
filed 1995-11-14
CIK 747178

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995.

[   ]     Transition  Report Pursuant to Section 13 or 15(d) of  the  Securities
          Exchange Act of 1934

For the transition period from .................... to ....................

                         Commission File Number 0-13102


                           THE NOSTALGIA NETWORK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 84-0923659
(State or other jurisdiction                   (I.R.S. Employer
 of incorporation)                              Identification No.)

650 Massachusetts Avenue NW Washington, DC              20001
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

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page No.
                                                                           --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1995  and December 31, 1994                            3

          Consolidated Statements of Operations
          For the Three and Nine Months Ended September 30, 1995 and 1994      4

          Consolidated Statements of Cash Flows
          For the Three and Nine Months Ended September 30, 1995 and 1994      5

          Notes to Consolidated Financial Statements                           6

Item 2.             Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7 - 13

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings                                                    14

Item 5.   Other Information                                                    14

Item 6.   Exhibits and Reports on Form 8-K                                     14

          Exhibits                                                          16-17

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements

THE NOSTALGIA NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                        Sep. 30, 1995    December 31, 1994
                                                                                        --------------   -----------------
                        ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                         $947,011           $2,782,683
        Accounts receivable, less allowance of $2,145,000
                and $1,291,000, respectively                                             1,304,077            1,928,086
        Prepaid legal fees                                                                 155,000              316,494
        Prepaid expenses                                                                   176,053              190,563
        Cablecast rights                                                                 5,100,000            3,283,700

                         Total current assets                                            7,682,141            8,501,526

Programming and cablecast rights - net                                                  15,689,116              839,856
Property and equipment - net                                                             1,644,150            1,660,790
Other assets                                                                                19,800               26,757

                         Total assets                                                  $25,035,207          $11,028,929


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Current maturities of long-term obligations                                     $5,354,600           $3,498,460
        Accounts payable                                                                 1,582,960            2,024,344
        Accrued expenses and other liablilities                                            573,046              455,951

                         Total current liabilities                                       7,510,606            5,978,755

LONG-TERM OBLIGATIONS, less current maturities
        Notes and interest payable - related parties                                     8,701,216            2,872,048
        Accrued interest payable and other                                                 153,975              109,145
        Cablecast licenses and fees payable                                             13,491,067              115,347

                        Total long-term liabilities                                     22,346,258            3,096,540

                        Total liabilities                                               29,856,864            9,075,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock: $2 par value, 125,000 shares authorized,
                3,250 issued and outstanding                                                 6,500                6,500
        Common stock subscribed, net                                                             -               16,000
        Common stock: $0.04 par value, 30,000,000 shares
                authorized, 20,274,371 and 20,241,037 shares issued
                and outstanding, respectively                                              810,975              809,641
        Additional paid-in capital                                                      30,358,554           30,343,888
        Retained deficit                                                               (35,852,686)         (29,077,395)
                                                                                        (4,676,657)           2,098,634
        Treasury stock - 21,994 shares at cost                                            (145,000)            (145,000)

                         Total stockholders' equity (deficit)                           (4,821,657)           1,953,634

                         Total liabilities and stockholders' equity (deficit)          $25,035,207          $11,028,929

                                          -3-


      See accompanying notes to the consolidated financial statements.


                                                                                For the Three Months        For the Nine months
                                                                                Ended September 30,         Ended September 30,
                                                                           1995             1994          1995            1994
OPERATING REVENUES
   Affiliate revenue                                                    $1,011,044      $1,145,771      $3,236,391      $3,916,466
   Advertising sales revenue                                             1,239,588       1,693,408       4,346,602       5,420,012
   Other                                                                   314,580          28,311         909,096         214,151

        Total operating revenues                                         2,565,212       2,867,490       8,492,089       9,550,629

OPERATING EXPENSES
   Programming, production and transmission                              1,287,816         943,011       3,339,820       3,208,838
   Programming amortization                                              1,494,350         803,933       4,669,587       1,293,177
   Sales and marketing                                                   1,075,094         545,281       3,465,902       2,196,693
   Finance, general and administration                                   1,202,659         925,497       3,466,479       3,048,268
   Relocation, litigation settlement and other                                   -         370,000               -         915,000

        Total operating expenses                                         5,059,919       3,587,722      14,941,788      10,661,976

LOSS FROM OPERATIONS                                                    (2,494,707)       (720,232)     (6,449,699)     (1,111,347)

OTHER INCOME AND (EXPENSE)
   Interest income (expense) - net                                        (136,337)       (183,802)       (325,592)       (148,340)

LOSS BEFORE PROVISION FOR
  FEDERAL INCOME TAXES                                                  (2,631,044)       (904,034)     (6,775,291)     (1,259,687)

PROVISION FOR FEDERAL INCOME TAXES                                                -               -              -               -

NET LOSS                                                               $(2,631,044)      $(904,034)    $(6,775,291)    $(1,259,687)


NET LOSS PER COMMON SHARE                                                   $(0.13)         $(0.05)         ($0.33)         ($0.07)


WEIGHTED AVERAGE SHARES OUTSTANDING                                      20,274,371     19,308,971      20,266,038      19,199,018


                          THE NOSTALGIA NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                        ------------------------------------
                                                                                            1995                   1994
                                                                                        -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                        $(6,775,291)            $(1,259,687)
        Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                                   4,716,187               1,404,665
          Provision for losses on accounts receivable                                       854,000                  19,200
        Net change in operating assets and liabilities:
          (Increase) in accounts receivable                                                (229,991)               (755,169)
          Decrease in prepaid expenses & other assets                                       182,961                  93,966
          (Decrease) in accounts payable                                                   (441,384)               (287,161)
          Increase in accrued expenses
           and other liabilities                                                            161,925                 750,854
ADJUST 1992 FOR NOTE PAYABLE ACCRUED INTEREST
          Increase in long-term interest payable - related parties                          329,168                       -

              Net cash used in operating activities                                      (1,202,425)                (33,332)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of programming and cablecast rights                                    (1,847,747)             (1,430,311)
        Purchases of property and other assets                                             (166,140)               (137,212)

                Net cash used in investing activities                                    (2,013,887)             (1,567,523)

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment of long-term obligations                                               (4,119,360)               (122,962)
        Proceeds from bridge financing                                                    5,500,000                       -
        Proceeds from issuance of common stock
          through exercise of warrants and additional
          paid in capital                                                                        -                1,509,473

           Net cash provided by financing activities                                      1,380,640               1,386,511

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                           (1,835,672)               (214,344)

CASH AND CASH EQUIVALENTS - beginning                                                     2,782,683               1,021,712

CASH AND CASH EQUIVALENTS - ending                                                         $947,011                $807,368

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Purchase of transponder leasehold interest                                                  $-                $460,000
     Programming acquisition                                                            $19,387,500              $3,198,667




   See accompanying notes to the consolidated financial statements.

                           The Nostalgia Network, Inc.
                                 and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. It is suggested that tThese unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the consolidated financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. During the nine months ended September 30, 1995, the Company entered into contracts for television series, movies and other programs totaling $21,000,000 to air between May 1995 and April 2000.

5. A significant customer of the Company, representing 10.7% of operating revenues for the nine months ended September 30, 1995, has ceased making contractually obligated payments to the Company. The Company has filed for arbitration in the matter, claiming breach of contract, fraud and damages and is vigorously pursuing the matter. The customer has filed a counter claim for breach of contract and damages. Although the potential outcome of this matter can not currently be determined, management has reason to believe the customer does not have the financial capability to make its contractually obligated payments and, accordingly, has fully reserved the $660,000 related receivable.

6. Concept Communications, Inc.("Concept") the Company's majority shareholder has provided Through September 30, 1995 the Company received $5,500,000 in bridge financing to date during 1995 from Concept Communications, Incin addition to $2,500,000 received in December, 1994. Subsequently in October 1995 the Company received an additional $2,000,000 in Bridge financing. The notes mature in February 1996 and bear interest at rates ranging from 6.09% to 6.43%. Based on Concept's stated intention to convert these loans to equity, these amounts are reflected as long-term debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations

Results of Operations
---------------------

Total revenues decreased $1,058,540, or 11% (from $9,550,629 to $8,492,089)  for the nine months ended September 30, 1995 (the "Period") and $302,278, or 10% (from $2,867,490 to $2,565,212) for the three months ended September 30, 1995 (the "Quarter"). Advertising revenues decreased $1,073,410, or 20% (from $5,420,012 to $4,346,602) for the Period and $453,820, or 27% (from $1,693,408 to $1,239,588) for the Quarter. Affiliate revenue decreased $680,075, or 17% (from $3,916,466 to $3,236,391) for the Period and $134,727, or 12% (from
$1,145,771 to $1,011,044) for the Quarter. Partially offsetting those decreases was an increase in other revenue of $694,945, or 324% (from $214,151 to $909,096) for the Period and $286,269, or 1011% (from $28,311 to $314,580)
for the Quarter.

Advertising revenue decreased principally due to decreased hours available for long-format ("infomercial") sales. Infomercial sales decreased $1,122,445, or 29% (from $3,870,177 to $2,747,732) for the Period and $450,711, or 38% (from
$1,177,418 to $726,707) for the Quarter. As part of its improvements to programming, the Company implemented plans in the third quarter of 1994 decreasing over the subsequent three quarters the amount of time it allots to daytime infomercials, resulting in a decline in infomercial advertising revenues. Additionally, beginning January, 1995 two hours per day of weekday and three hours per day of weekend infomercials were converted into shopping programming. Accordingly, total hours available for infomercial programming in 1995 decreased an average of 50%. During that same time period the average rate per hour for infomercial programming increased by approximately 42%. In the longer term, the Company's strategy is that improved programming will result in higher ratings and subscribership, which will bring about a rise in revenue from short-format (2 minute or less) ( "conventional") advertising.

Sales of conventional advertising remained relatively flat at $1,598,870 compared to $1,459,835 for the Period and $512,881 compared to $515,990 for the Quarter. The "up front" sales season for national advertising to air commencing the fourth quarter 1995 and ending in the third quarter 1996 closed successfully, with advertising agencies placing contractual commitments for approximately $1,100,000 in ad purchases. These advertisers include such product families as Proctor & Gamble, Kraft, Birdseye and General Mills. Introduction of such advertisers to the network should strengthen advertising sales trends. The above figures do not reflect anticipated growth in "scatter" sales as a result of the strong up front commitments.


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


As previously reported, Tthe Company has responded to these issues by replacing its former management with a known and respected former Showtime executive and by upgrading its entertainment programming with the addition of "Love Boat," "Ironside," "It Takes a Thief," "Paper Chase," and "Marcus Welby, MD," "Streets of San Francisco" and, beginning in 1996, "The Rockford Files" along with other classic television series. The Company has revitalized its 50's TV block and has launched a morning entertainment block. The Company has improved it's weekday afternoon lifestyle programming by adding crafts and gardening programming and eliminating daytime infomercials. In addition it has begun producing original programming of interest to its audience. To date the Company has produced three big band and two cabaret specials, each one hour in length, and has plans for additional cabaret shows during the remainder of the year. In connection with Nostalgia's relationship with the National Archives the Network has produced six two-hour specials on World War II commemorating both VE and VJ days, as well as a one hour documentary on the ratification of the Women's Suffrage Amendment. "Nostalgia Television's Issues & Answers" a weekly series covering issues of importance to our audience begins airing in the fall of 1995. The Network announced the formation of an alliance with the Lions Clubs International to promote Lions Club Week on Nostalgia, a campaign in NovemberOctober 1995 to aid in the fight against preventable and reversible blindness. These efforts have not gone unnoticed by the viewing public. Average ratings for totalfull 24 hour days Monday through Sunday were .22 for Third QuarterSeptember 1995 compared to .1 for Third QuarterSeptember 1994, a 100100% increase. Average ratings for Monday through Friday Prime-Fringe Combo, which is defined as 7 pm to 1 am, were .54 for Third QuarterSeptember 1995 compared to .3 for Third Quarter 1994September 1994, a 3367% increase.

The Company is continuing discussions with cable system operators and other potential providers of distribution. Currently the Company is in the process of signing a four year agreement with Corporate Media Partners, a partnership including Disney TeleVentures and subsidiaries of Ameritech Media Ventures, Inc., Bell South Media Ventures, Inc., GTE Media Ventures Incorporated and SBC Interactive, Inc. Additionally, the Company is in advanced stages of discussions with several of the largest multiple system operators and has contracts under review with some of them. The Company's subscriber base has remained relatively stable during the Period. Currently the Network has a backlog of approximately 1600,000 subscribers scheduled to launch during the fourth quarter of 1995 and is unaware of any pending subscriber drops. A Time Warner launch of approximately 225,000 subscribers originally planned for 1995 has been postponed until 1996 due to an a "stand still" agreement between Time Warner and the Federal Communications Commission (FCC) and a Multimedia Cable launch of 50,000 subscribers has been postponed until the 1st quarter 1996 due to a pending sale of that system.

Although the Company expects growth in the number of affiliates, there can be no guarantee that such growth will occur. Furthermore, the Company remains uncertain as to the ultimate effect of industry conditions on average revenue per affiliate.

Other revenue increased by $694,945, or 325% (from $214,151 to $909,096) for the Period and $286,269, or 1011% (from $28,311 to $314,580) for the Quarter.
This increase is a result of increased time allotted to an interactive home shopping program wherein the Company is to receive a guaranteed minimum amount for the allotted air time as well as receiving a commission for sales in excess of certain base levels. This programming service represents 10.7% of operating revenues for the Period and 13% for the Quarter. The customer providing the service, RSTV Inc., doing business as Via TV, has ceased making contractually obligated payments to the Company. The Company has filed for arbitration in the matter, claiming breech of contract and damages and is vigorously pursuing the matter. RSTV has filed a counter claim for breech of contract and damages. Although the potential outcome of this matter can not currently be determined, management has reason to believe RSTV does not have the financial capability to make its contractually obligated payments and, accordingly, has fully reserved the related $660,000 receivable.

Total operating expenses increased $4,279,812, or 40% (from $10,661,976 to $14,941,788) for the Period and $1,472,198, or 41% (from $3,587,721 to
$5,059,919) for the Quarter. This increase was primarily as a result of an increase of $3,376,410, or 261% (from $1,293,177 to $4,669,587) in programming amortization costs for the Period and $690,417, or 86% (from $803,933 to $1,494,350) for the Quarter. Sales and marketing costs increased $1,269,209, or 58% (from $2,196,693 to $3,465,902) for the Period and $529,813, or 97% (from
$545,281 to $1,075,094) for the Quarter. Finance, general and administration costs increased $418,211, or 14% (from 3,048,268 to $3,466,479) for the Period and $277,163, or 30% (from $925,496 to $1,202,659) for the Quarter.
Programming, production and transmission costs increased $130,982, or 4% (from $3,208,838 to $3,339,820) for the Period and $344,805, or 37% (from 943,011 to
$1,287,816) for the Quarter. Relocation, litigation settlement and other decreased by $915,000 and $370,000, or 100% for the Period and the Quarter, respectively.

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

Sales and marketing costs increased as a result of management's continued efforts to promote and grow the network compared to the cost cutting survival mode of the Company during the first half of 1994. Additional staff for the departments as well as increased health care costs have resulted in an increase in personnel costs of $491,244, or 75% (from $657,590 to

$1,148,834)  for  the Period  and  $285,251,  or  185% (from $154,033 to
$439,284) for the Quarter. Similarly, travel and entertainment costs have increased $212,229, or 162% (from $131,298 to $343,527) for the Period and
$86,172, or 251%  (from  $34,397  to $120,569) for the Quarter.    Advertising
has increased $228,552, or 565%  (from $40,440  to  $268,992)  for the Period
and  $67,190, or 1543%  (from  $4,354  to $71,544) for the Quarter.    Marketing
research has increased $141,436 for the Period and $30,572 for the Quarter compared to no expenditures for the same periods in the prior year.
Sales materials expenses have increased $33,842 for the Period and the Quarter compared to no expenditures for the same periods in the prior year.

Finance, general and administrative expenses increased principally due to an increase in bad debt expense of $612,637, or 138% (from $442,659 to $1,055,296) for the Period and $276,296, or 130% (from $213,002 to $489,298) for the
Quarter. A significant portion of that increase is attributable to increased reserves necessitated by the uncertainty surrounding the ability of the
Company's  shopping  service  programmer  to  fulfill  its  contractual  payment
obligations.       As a result of filling vacant positions and increased  health care costs, personnel costs have increased $173,883, or 33% (from $522,604 to $696,487) for the Period and are relatively flat at $125,164 for the Quarter. Continued cost management has allowed the departments to reduce their travel and entertainment expenses by $66,046, or 48% (from $137,231 to $71,185) for the Period but increased by $21,032 compared to no costs in the same quarter in the prior year. Most significantly, professional fees have decreased by $235,211, or 20% (from $1,196,117 to $960,906) for the Period and are relatively flat at $277,520 for the Quarter, primarily as a result of resolution of many previously outstanding law suits early in the second quarter of 1994. Public relations costs have decreased $100,686, or 84% (from $119,678 to $18,992) for the Period and $16,797, or 100% for the Quarter due to special public relations efforts in 1994 relating to changes in management and direction of the Network.

Programming, production and transmission costs increased primarily as a result of programming expense increases of $54,632, or 7% (from $761,833 to $816,465) for the Period and $289,625, or 170% (from $170,106 to $459,731) for the
Quarter. These increases were the result of staff efforts during the Period being focused on new program promotion and changes to the Network's on-air look. Personnel expenses decreased $131,135, or 34% (from $381,381 to $250,246) for the Period and increased $26,256, or 48% (from $54,764 to $81,020) for the Quarter. The period reduction was primarily the result of elimination of an executive level position during the second half of 1994 and a one-time bonus awarded in 1994, offset by health care benefits cost increases. The increase in personnel expenses in the quarter are due to increased staffing levels necessary to improve the Network's on-air look Transmission costs increased $220,821, or 11% (from $1,934,729 to $2,155,550) for the Period and $22,350, or
3% (from $668,850 to $691,200) for the Quarter primarily as a result of the Network's transition to a new, more expensive satellite in mid March of 1994.

Relocation, litigation settlement and other decreased $915,000, or 100% for  the
Period  and  $370,000, or 100% for the Quarter as a result  of   costs  in  1994
related  to relocating the

Company's headquarters from Los Angeles to Washington DC and settlement of certain litigation during the third quarter of 1994.

As a result principally of significantly increased programming amortization costs ($3,376,410), increased sales and marketing expenses ($1,269,209), decreased revenues ($1,058,540), and increases in finance, general and administrative expenses due principally to bad debt reserve increases ($418,211), offset by a reduction in relocation, litigation settlement and other of $915,000, the Company's loss from operations increased $5,338,352, or 480%.

Interest and other expense increased by $177,252, or 119% (from $148,340 to $325,592) for the Period and decreased $47,465, or 26% (from $183,802 to $136,337) for the Quarter primarily as a result of interest on bridge loans provided by Concept Communications, Inc., ("Concept"), the Network's majority shareholder, offset by lower vendor financing costs in the third quarter of 1995.

In summary, the adverse results reflected in the Statement of Operations were anticipated as a result of a long range plan for growth and prosperity of the Network. Before growth could occur the Network needed to deliver programming which will be well received by our subscribers and affiliates. Management believes, as evidenced in the ratings growth and response from our affiliates, that we have identified and are delivering those programs. This conclusion is further supported by the up front advertising commitments we received from national advertisers who now find us a viable alternative for selling their products. Additionally, in order to grow we needed to build a visible sales force and prominent presence at trade shows and in trade periodicals, which Nostalgia has now accomplished. Thus, we are in the early stages of a process that will span several years but which is progressing in accordance with the plan. Management anticipates continued significant losses over the next few years as we attempt to rebuild the Network and increase subscribers.,
Although but management believes that this anticipates the process will ultimately strengthen the result in a stronger, successful Network, there can be no assurance that the Company will increase subscribers or be able to operate profitably.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $2,782,683 at December 31, 1994 to $947,011 at September 30, 1995, principally as a result of $4,119,360 in repayments of primarily programming related debts and $1,847,747 in purchases of and down payments for programming and cablecast rights, offset by receipt of $5,500,000 in bridge loans. Working capital decreased from $2,522,771 at December 31, 1994 to $171,535 at September 30, 1995 principally as a result of payments of programming related debts, purchases of programming and increased operating costs. Cablecast rights have increased by $16,666,000 (404%) since year-end as a result of further investment in the Network's prime-time line up. Current liabilities and long-term obligations increased primarily due to incurance of $19,387,000 in additional programming obligations and $5,500,000 in bridge financing, reduced by payments on liabilities related to programming.

Cash  used  in   operating  activities increased  $1,169,093,  from  $33,332  to
$1,202,425,  principally as a result of increased operating expenses.

Cash used in investing activities increased $446,364 from $1,567,523 to $2,013,887, principally due to increased purchases of programming and cablecast rights.

Cash  flows  from  financing activities remained relatively flat  at  $1,380,640 principally to receipt of $5,500,000 in bridge financing offset by $4,119,360 repayment of long-term obligations in 1995 compared to $1,509,473 in proceeds from issuance of common stock offset by $122,962 repayment of long term obligations in 1994.

From December, 1994 through September 1995 the Company has received $8,000,000 in bridge financing at rates from 6.09% to 6.43% from Concept. Subsequently, the Company received an additional $2,000,000 at 6.09% in October, 1995 from Concept. Concept has stated its intention that these loans be converted to equity once Nostalgia and Concept are able to reach a mutual agreement as to the price at which additional shares of the Company's stock are to be sold to Concept. Negotiations between Concept and the Company concerning the conversion of Concept's bridge financing into equity have been underway since February, 1995. There can be no assurances that Concept and the Company will reach agreement on the terms of a debt to equity conversion. The Company believes that, in order to survive in the highly competitive market for cable television programming, the Company will need in excess of $1620 million in additional investment over the next two to three years. Such additional investment is necessary to improve programming and increase distribution which the Company anticipates will ultimately increase advertising revenues and result in substantial long term revenue increases. The Company believes it can obtain this funding through equity investment, and the Company's major shareholder has indicated a willingness to make additional investments. Concept has indicated its willingness to provide sufficient additional debt or equity financing to the Company on mutually acceptable terms for the remainder of fiscal 1995. On this basis the Company has entered into programming commitments which will cause its expenses to substantially exceed its anticipated revenues. However, there can be no assurance that the Company will be able to obtain the financing necessary to implement its plan, whether from Concept or other sources. The failure to reach agreement with Concept on the conversion of its existing debt investment into equity or the investment of additional funds will have a material adverse effect on the Company's business.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

RSTV Inc., which operates under the name Via TV, is a significant customer of the Company representing 10.7% of operating revenues for the nine months ended September 30, 1995. RSTV has ceased making contractually obligated payments to the Company. The Company has filed for arbitration in the matter, claiming breach of contract and damages and is vigorously pursuing the matter. RSTV has filed a counter claim for breach of contract and damages. Although the potential outcome of this matter can not currently be determined, management has reason to believe RSTV does not have the financial capability to make its contractually obligated payments and, accordingly, has fully reserved the related $660,000 receivable.

Pursuant  to an agreement between the parties,  the case of Michael E. Marcovsky
v. The Nostalgia Network, Inc. et al. which had claimed wrongful termination and demanded in excess of $1,000,000 and Nostalgia's counter claims against Mr. Marcovsky have been dismissed with prejudice.

Item 5.  Other Information

Beginning January 1995 the Company continued its long-term plan for improving its programming by eliminating an additional hour of daytime infomercials. The remaining hour was eliminated in third quarter 1995. Additionally, the Company has entered into contracts totaling $21,000,000 for exclusive rights to the initial basic cable airing of The Paper Chase, as well as cablecast rights to The Rockford Files, Marcus Welby, MD, Ironsides, The Streets of San Francisco as well as the first five seasons of The Love Boat for various periods between May 1996 and April 2000. The Company feels that these licenses and reduced infomercials are critical in demonstrating to its affiliates the Company's continued commitment toward providing high profile and time proven entertainment products of interest to the Company's targeted audience.

Item 6.  Exhibits and Reports on Form 8-K

(a) Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

b) No reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  November 14, 1995


                                              THE NOSTALGIA NETWORK, INC.





                                              By:
                                                 -----------------------------
                                              John G. Heim, President and
                                              Chief Executive Officer


                                              By:_____________________________
                                              Martin A. Gallogly, Treasurer and
                                              Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated November 14, 1995


                                              THE NOSTALGIA NETWORK, INC.



                                              By: /s/ John G. Heim
                                                 ----------------------------
                                              John G. Heim, President and
                                              Chief Executive Officer



                                              By: /s/ Martin A. Gallogly
                                                 ----------------------------
                                              Martin A. Gallogly, Treasurer and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                      Description                            Page No.
----------                       -----------                            --------

27             Financial Data Schedule as required by Item 601 (c) of
               Regulation S-K

               This Schedule contains summary financial information extracted from Form 10-Q for the quarter ended September 30, 1995, and is qualified in its entirety by reference to such financial statements.