Form 10-K
period 1995-12-31
NOSTALGIA NETWORK INC
filed 1996-04-17
CIK 747178

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                                    FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

                                       OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13102

                           THE NOSTALGIA NETWORK, INC.
               (Exact Name of Registrant as specified in Charter)

                     Delaware
           (State of Other Jurisdiction                    84-0923659
                of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)
           650 Massachusetts Avenue NW
                  Washington, DC                             20001
     (Address of Principal Executive Office)               (Zip Code)

       Registrant's Telephone Number, Including Area Code:  (202) 289-6633

           Securities Registered Pursuant to Section 12(b) of the Act:
             Title of Each Class                    Name of Each Exchange
             -------------------                     On Which Registered
                     NONE                            -------------------
                                                             NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

         Common Stock, $.04 par value per share, Common Stock Purchase
           Warrants and Units consisting of one share of Common Stock and one Common Stock Purchase Warrant
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X      NO
                       ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [   ]

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 1, 1996 was approximately $2,159,045 based upon the average bid and asked price for the Company's Common Stock on such date. The Company had 20,274,371 shares of Common Stock and 3,250 shares of Preferred Stock outstanding on March 1, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities and Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1.   BUSINESS

     The Nostalgia Network, Inc. (the "Company" or "Nostalgia") operates a television programming service (the "Service") which offers a variety of lifestyle and entertainment programming to a target audience of active adult Americans who are 50 years of age or older. The Company was originally incorporated in Colorado in 1983. In 1987 the Company changed its name from Boston Investments, Inc. and reincorporated in Delaware through a merger into its wholly-owned subsidiary. A long-inactive subsidiary of the Company has been allowed to expire.

1995 Developments

     In 1994 the Company experienced changes of both control and management which enabled the Company to correct long-standing problems in its operations. The effects of those corrections began to be felt in 1995 which saw an end to a two year decline in the Service's number of subscribers and a doubling of its Nielsen ratings. Subscribers to the Service fell from a high of approximately
12.2 million in January of 1993 to approximately 9.4 million in August of 1994 when new management assumed control of the Company. While new management dramatically reduced the rate of subscriber loss, losses continued through the end of 1994 when subscribers stood at approximately 8,927,000. (Subscriber numbers represent management's best estimate of previous year subscriber counts.)

     During 1995 subscribers remained relatively constant, ending the year at approximately 8,905,000. Nielsen ratings rose in 1995 from a full day rating of
 .1 for the fourth quarter of 1994 to .2 in the fourth quarter of 1995. Weekday prime time ratings for the same periods rose from .2 to .4. Financing for needed improvements in the Service has been obtained from the Company's majority shareholder, Concept Communications, Inc., ("Concept") which loaned $2,500,000 to the Company during 1994 and an additional $7,500,000 during 1995. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Negotiations are underway for the conversion of this debt to equity in the Company, but there can be no assurance that Concept and the Company will reach agreement on the terms of such conversion.

Description of Business

     The Company operates a television programming service which offers a variety of lifestyle and entertainment programming to a target audience of active adult Americans who are 50 years or older. Nostalgia's programming is telecast over a network of cable television, wireless cable, and video-dial-tone systems (each an "Affiliate"). The Company uplinks its programming from its production facilities in Alexandria, Virginia to a satellite which then transmits the programming back down to the Affiliates. The Company derives revenue primarily from fees paid by Affiliates for its programming, and from the sale of advertising time. According to the Cabletelevision Advertising Bureau's 1995 Cable TV Facts, there are over 62 million basic cable subscribers in the United States and the industry reaches approximately two-thirds of all television households. It is projected that 72 percent of all TV households will have at least basic cable by the year 2000, although there can be no assurances this estimate will be reached.

1.   Affiliated Cable Systems and Subscribers

     The Company's programming is distributed by approximately 790 Affiliates. The Company derives fees from arrangements with Affiliates, typically based upon the number of monthly subscribers in each Affiliate's system. The length of an Affiliate contract varies, but generally ranges from three to five years. Certain of the Company's affiliate contracts have expired and carriage is currently provided on a month-to-month basis. Many of these Affiliates have declined to enter into a new contract until their plans for channel expansion
are completed.   In 1995 the Company derived revenues of $4,205,000 from
Affiliate fees. One multiple system operator ("MSO") accounted for 15%, 11% and 10% of revenues in 1995, 1994 and 1993, respectively.

     Each Affiliate has a limited number of "channels" over which programming can be distributed to its subscribers. The Cable Act of 1992 caused Affiliates to increase the number of channels allocated to broadcasters and affiliates of broadcasters, resulting in a corresponding decrease in the number of channels available to independent networks such as Nostalgia. As a result of intense competition among cable networks for this reduced number of channels, the per subscriber fees received from Affiliates have declined and may continue to decline. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.   Advertising

     The Company also derives revenues from the sale of advertising time. Nostalgia's programs average about 12 minutes of advertising time per hour. Generally, under the terms of the Company's arrangements with its Affiliates, two minutes of each hour's advertising time are reserved for the Affiliate's local use. The Company derives revenue from the sale of the remaining ten minutes of advertising time. In addition, the Company derives advertising revenue from the sale of time for program length advertisements ("infomercials") and from sharing in the revenue of "shop at home" services. In 1995 the Company derived revenues of $5,813,000 from advertising. Revenues from one advertising agency accounted for 15% of advertising revenues in 1995; two advertising agencies accounted for 11% and 10.5% in 1994 and a combined 19% in 1993, of
advertising revenues, respectively.    Revenues from the Company's home shopping
service accounted for almost all of other revenues in 1995

     During 1995, RSTV, Inc., doing business as Via TV! ("Via") accounted for
almost all of other revenue and approximately 11% of total net revenues.   Via
provided the Network with an interactive home shopping program service. Via was to pay the Network a commission based on net sales, subject to certain base minimums. During 1995, a contract dispute arose and Via ceased making contractually obligated payments. The Network continued to air Via's programming and accrued their minimum contractual obligations, however, due to uncertainty regarding the collectibility of amounts from Via, during the second half of 1995 management recorded a reserve against the revenue on a monthly basis. Via's contract expired and the Network ceased airing their programming on December 31, 1995. Subsequent to year end the Company entered into a stipulated judgment agreement against Via in excess of the amounts recorded as receivable. Subsequent to receiving the judgment, Via filed for bankruptcy protection. See
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

3.   Demographics and Ratings

     The Company was first in Viewers Per Viewing Household for Women 50+ during primetime, Monday - Sunday, 8pm - 11pm (fourth quarter 1995) as well as for total day (third and fourth quarter, 1995) according to Nielsen's Homevideo Index's ("NHI") Audience Composition Report. For Adults 50+, Nostalgia consistently ranks in the top 3 during both primetime and total day.

     The Company's ratings, as measured by NHI, reflect the Company's growing share of household viewers. The following is a summary of the Company's Monday through Friday primetime ratings for the last four years:

           YEAR         AVERAGE         HIGH
           1992         0.100           0.1
           1993         0.125           0.2
           1994         0.250           0.4
           1995         0.3             0.5

4.   Programming

     Nostalgia takes its viewers back to a time when television was safe and wholesome. Back to a time when the good guys won. When good acting and good story lines, not sex and violence, won audiences. Nostalgia is the viable alternative for consumers who are turned off by the programming on most cable and network television. While a majority of Nostalgia Television's audience is composed of older adults, our programming is suitable for all and embodies traditional values and morals while both entertaining and informing the audience.

     In 1995 Nostalgia added The Streets of San Francisco and The Paper Chase to its schedule. The Streets of San Francisco, licensed from Worldvision Enterprises, originally aired in the mid 1970's on ABC and starred Karl Malden and Michael Douglas as two homicide detectives. The Paper Chase, licensed from 20th Century Fox, aired originally on CBS and then on Showtime. The series starred John Houseman as a cantankerous law professor who teaches his students not only the letter of the law but the belief behind it. In 1995 Nostalgia added a second package of The Love Boat to prime time. The Love Boat was a ratings winner for Nostalgia in 1994, but with less then 80 episodes, the series quickly weakened. This second package includes the first five seasons of the series, 140 hours, including a number of 90 minute and two part specials. None of the above specials has ever been on a basic cable network.

     Saturdays are Nostalgia's home for fifties television. In September 1995 six additional series were added to the programming mix. The series, all from the old Four Star library, were licensed from New World/Genesis and include series starring James

Whitmore, David Janssen, Brian Keith, Wayne Rogers, Howard Duff and Michael Ansara. Sundays are programmed to reflect a 1930's and 40's theme, making maximum use of materials already part of Nostalgia Television's library.

     Nostalgia has complimented its library of public domain films by licensing 22 features from three studios. The films, from Warner Brothers, Columbia Tri-Star and Paramount, are all in color from the fifties, sixties and seventies and feature a number of major stars. Each movie will be featured as part of Cinema Spotlight. This movie-of-the-month concept showcases the movie with month long promotions and specially produced wrap around segments featuring Bill Harris, who previously was Showtime's entertainment reporter. Mr. Harris interviews the stars, their family and co-workers about the film.

     Nostalgia has a long term agreement with the Narrative Television Network ("NTN") to make programming accessible to the blind and visually impaired. Over the past year Nostalgia Television has assisted NTN in narrating 26 of Nostalgia's public domain films and in addition, with the cooperation of MCA Universal and Worldvision Enterprises, has added narration to over 30 episodes of Ironside and over 20 episodes of The Streets of San Francisco. NTN adds the unobtrusive voice of a narrator to the existing soundtrack of motion pictures and television series, describing the visual action that this audience would miss. Nostalgia is the exclusive distributor of NTN.

     Audience research indicates that music of the type older viewers enjoy listening to is absent from today's television. In response, Nostalgia has created a music program block called The Big Beat Broadcast. The Big Beat Broadcast features both original and classic television music programs like The Bing Crosby Specials. The Big Beat Broadcast also includes a music video segment titled High Notes which presents artists like Tony Bennett, Willie Nelson, Barbra Streisand and Frank Sinatra. Also, Nostalgia has produced a number of live musical performances, including shows featuring Big Band and Cabaret acts.

     In 1995 Nostalgia, in cooperation with The National Archives of The United States, produced a number of timely documentaries that saluted America's achievements. These documentaries included Lest We Forget, a retrospective look at the battles for Europe from D-Day to VE Day, and The Struggle, The Fight, The Victory, Suffrage at 75 a history of the suffragette movement from its inception in the 1830's to the ratification of the amendment in 1920.

     In 1995 Nostalgia began producing Issues & Answers, a thirty minute weekly television program which looks at legislative and government issues of interest to its audience. Notable guests have included Charles Bierbauer, Michael Deaver, Frank Fahrenkop, Marlin Fitzwater, Thomas Foley, Haynes Johnson, Lyn Nofziger, Michael Novak, Jody Powell, and William Proxmire.

5.   Patents, Trademarks, Licenses

     The Company neither holds nor depends on any material patent, trademark license, franchise or concession except for its trademarks "Nostalgia Channel" and "Nostalgia Television."

6.   Competition

     There is intense competition among companies providing programming services via cable television and other video delivery systems. Nostalgia must compete with other programmers for access to limited channel space on Affiliate systems and must also compete with other programmers for viewers. In addition, Nostalgia competes for advertising revenues with other cable networks, broadcast television, radio and print media. More generally, the Service competes with various other leisure-time activities such as home videos, movie theaters and other forms of information and entertainment.

     A number of basic networks (such as the USA Network, American Movie Classics and Turner Network Television), pay television networks (such as The Disney Channel), and superstations (such as WOR and WGN) provide programming directed towards various sub-groups which are included in the Company's target audience. At least two proposed programming services are promoting their interest in launching networks to serve the adult 50+ demographic, though neither has yet secured transponder space, announced a specific launch date, or announced distribution alliances. Some of the companies providing programming services are affiliated with cable system operators or motion picture studios, and thus may enjoy advantages that independent services, such as the Company, do not enjoy. Many of Nostalgia's competitors have substantially greater financial and other resources than Nostalgia enjoys.

    Technological advances over the next five years--such as digital compression technology, which will allow cable systems to expand channel capacity, and the development of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable--are expected to dramatically increase the number of available channels. This increase in the number of channels will dramatically reduce the competition for access to channel space, but will significantly increase the competition for viewers.

7.   Satellite Distribution

     The Company transmits its programming from its production facilities in Alexandria, Virginia by means of an earth station transmitting antenna (called an "uplink") provided to the Company by Atlantic Video, Inc. ("AVI"). Throughout 1995, Christopher A. Cates and Dong Moon Joo were officers or directors of AVI and directors of the Company. The AVI uplink facility transmits the Nostalgia programming to an orbiting communications satellite on which the Company owns a transponder, which relays it to the Company's Affiliates. Under an agreement expiring in September 1996, AVI provides to the Company certain exclusive television production, post-production and master control/uplink services and leases to the Company 3,000 square feet of office space in AVI's Alexandria, Virginia production facilities. This agreement provides for minimum monthly payments to AVI of $75,000, plus payment for office space rental, videotape stock purchases and additional production/post-production services beyond a certain level. The Company is required to purchase a minimum dollar value of such services during each month at specified rates.

     The Company's signal currently is unscrambled and can be received by an owner of an appropriate earth station or dish without payment of subscriber fees. Newly-available digital technology would allow the Company's transponder to carry three or more additional signals in the same bandwidth now used by the Nostalgia signal, and would also allow encryption of the signal at no additional cost. The Company is currently formulating plans to digitize and encrypt its signal.

8.   Government Regulation

     On February 8, 1996 the Telecommunications Act of 1996 (the "1996 Act") was signed into law. Among other things, the 1996 Act repeals statutory provisions and interpreting regulations of the Federal Communications Commission, ("FCC") that prohibited telephone companies from operating cable television systems or other multichannel distribution systems in areas in which companies offer telephone service and that severely restricted the ability of such telephone companies to produce, acquire an interest in, or distribute programming in which they have an interest. The 1996 Act limits the ability of telephone companies to purchase existing cable systems, but otherwise imposes minimal constraints upon their entry into multi-channel video distribution and program production. The FCC is required to adopt regulations, similar to those imposed upon traditional cable systems by the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Act") designed to prevent telephone companies from favoring program services in which they have an interest and from unreasonably denying access to unaffiliated programmers.

     The 1996 Act also significantly relaxes multiple ownership and other restrictions imposed by FCC rules on traditional over-the-air broadcast stations and television networks, such as CBS, NBC, ABC, and FOX. The legislation requires the FCC to adopt rules which allow the traditional networks to operate more than one television network, except that none of the four largest networks are permitted to merge with any of the other four or with either of the two "emerging networks" (Time Warner's WB Network and the United Paramount Network). Under the new statute, companies that own and operate television broadcast stations also will be permitted to own and operate cable television systems, subject to certain safeguards designed to prevent discrimination against unaffiliated program service providers.

     The 1996 Act also modifies, to a limited extent, the system of rate regulation imposed upon traditional cable operators pursuant to the 1992 Act. Under the 1996 Act, rate regulation by the FCC of the upper tiers of service will expire on March 30, 1999; cable operators typically carry Nostalgia on an upper tier rather than as part of basic service. Basic service, which cable operators are required to offer to all subscribers, remains subject to rate regulation in communities in which the cable system is not subject to "effective competition." The institution of an alternative multi-channel video distribution system by a telephone company serving substantially the same area as the cable system is deemed to constitute "effective competition" under the 1996 Act.

     The 1996 Act does not alter the "must-carry" and "retransmission consent" requirements of the 1992 Act. These provisions, coupled with rate regulation, have forced cable systems to increase the number of channels carrying broadcast or broadcaster-affiliated channels, causing a corresponding decrease in the number of channels available to satellite distributed networks such as Nostalgia. In the past, the Company has lost carriage on cable systems because the system needed to reassign the channel used by the Company either to comply with the 1992 Act's must-carry provisions or to fulfill a contractual obligation to a broadcaster arising out of the "retransmission consent" requirements of that Act. In 1995, the FCC adopted regulations designed to provide cable operators with incentives to increase channel capacity and to carry fledgling services, like Nostalgia. The must-carry provisions of the 1992 Act have been challenged, on First Amendment grounds, by a group of cable operators and cable networks. Although the requirements have been upheld by the lower courts, the Supreme Court of the United States has agreed to review the case and a decision by the Supreme Court is expected in mid-1997.

     The Company is unable to predict what effect, if any, these legislative and regulatory changes will have on its operations or finances. In general, the Company believes that the relaxation of rate regulation and the introduction of competition in the multi-channel distribution business will improve the Company's ability to obtain carriage of Nostalgia in markets in which the service is not now available and will have a favorable effect on affiliate subscriber fees earned by the Company. However, the entry of telephone companies into the program production business and the relaxation of existing constraints on broadcast stations and traditional broadcast networks are expected to increase the competition the company already faces for advertising revenues and audiences.

9.   Employees

     On December 31, 1995, the Company had a total of 34 full-time, non-union employees. The Company has experienced no work stoppage, is not a party to any collective bargaining agreements, and believes that it enjoys good relations with its current employees. On March 1, 1996 the Company and John G. Heim modified Mr. Heim's employment agreement with the company to provide that it will expire on June 30, 1996. A search for a replacement for Mr. Heim is currently being conducted by the Executive Committee of the Company's Board of Directors.

ITEM 2.   PROPERTIES

     The Company's executive offices are located at 650 Massachusetts Avenue, N.W., Washington, D.C., where the Company leases approximately 5,100 square feet of space from the Washington Television Center, L.P. The lease provides for a base monthly rent of $12,537 and expires in November 1999. Ninety-nine percent of the interest in Washington Television Center, L.P. is owned by U.S. Property Development Corporation. Throughout 1995, Mr. Dong Moon Joo was an officer and director of U.S. Property and a director of the Company.

     The Company's program production facility is located in Alexandria, Virginia, where approximately 3,000 square feet are leased from Atlantic Video, Inc. ("AVI") under a lease that expires in September 1996. Throughout 1995 and 1994, Christopher A. Cates and Dong Moon Joo were officers or directors of AVI and directors of the Company. The monthly rent for that space is currently $2,708.

     The Company's eastern sales office is located at 220 Commerce Drive, Ft. Washington, Pennsylvania, where the Company occupies approximately 1,580 square feet under a lease that expires August 31, 1996. The Company's western sales office is located at 7951 East Maplewood Avenue, Suite 310, Englewood Colorado, where the Company occupies approximately 1,980 square feet under a lease that runs through July 14, 1996.

     It is expected that leases expiring during 1996 will be replaced with comparable leases in the ordinary course of business.

ITEM 3.   LEGAL PROCEEDINGS

     Roger M. Rosenberg, et al., Delaware Chancery Court, Civil Action No. 11134. On September 29, 1989, this action was filed by shareholders of the Company against four former directors of the Company. The Company is named as a nominal defendant for purposes of the derivative claims asserted, but as to those claims Nostalgia has no liability as a matter of Delaware law. The Company is not named as a defendant in the purported class claims asserted in the action and considers it unlikely that it will incur liability in connection with those claims. The Company is obligated to advance defense costs in connection with the suit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1995, no matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages and positions with the Company are set forth below:

         Name          Age        Position
         ----          ---        --------
  John G. Heim          56  President, Chief Executive Officer and Director
  Martin A. Gallogly    38  V.P., Treasurer and Chief Financial Officer
  Daniel C. Holdgreiwe  44  General Counsel and Corporate Secretary

     The terms of Mr. Heim's employment are covered by an agreement which extends through June 30, 1996. See Notes to the Consolidated Financial
Statements.   The remaining executive officers serve at the pleasure of Mr. Heim and the Board of Directors. The following is a brief description for at least the last five years of the current executive officers of the Company.

     JOHN G. HEIM has served as President and CEO since August of 1994. Prior to joining the Company, Mr. Heim held several executive positions in sales and marketing at the Showtime Networks unit of Viacom, Inc. From November 1993 through August 1, 1994, he served as Executive Vice President of Showtime Networks Sales and Marketing and as Co-President of PVI Transmission, Inc.; from April 1991 through November 1993, he served as Executive Vice President Sales and Marketing of Showtime Networks, Inc.; and from February 1984 through April 1991, he served as Executive Vice President Sales and Affiliate Marketing of Showtime Networks, Inc. Prior to that time, Mr. Heim held sales marketing and operations positions at the American Express Company. On March 1, 1996 the Company and John G. Heim modified Mr. Heim's employment agreement with the Company provide that it will expire on June 30, 1996. A search for a replacement for Mr. Heim is currently being conducted by the Executive Committee of the Company's Board of Directors.

     MARTIN A. GALLOGLY has served as Treasurer and Chief Financial Officer of the Company since June of 1994. Prior to joining the Company, Mr. Gallogly had served as Chief Financial Officer of AVI since August 1992, as Treasurer of Concept Communications, Inc. since April 1993, and as Chief Financial Officer of Potomac Television/Communications, Inc. (a subsidiary of Concept) since August 1992. Mr. Gallogly served in various positions with the Washington, D.C. office of BDO Seidman from 1984 through July 1992, most recently as Senior Manager - Audit Division. Mr. Gallogly is a Certified Public Accountant.

     DANIEL C. HOLDGREIWE has served as Corporate Secretary since June of 1994 and as General Counsel since August of 1994. Prior to joining the Company, Mr. Holdgreiwe had served as General Counsel of Concept since June 1992. From 1986 to 1992, Mr. Holdgreiwe served as Executive Director of the Coalition for Religious Freedom, a publicly supported, non-profit educational organization concerned with First Amendment issues and problems of religious discrimination. From 1985 to 1988, he also lectured at the Northern Virginia Law School in Alexandria, Virginia, on constitutional law and other topics.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During 1994 and 1995, the Company's Common Stock, Common Stock purchase warrants and units (consisting of one share of Common Stock and one warrant) were traded on the NASDAQ OTC Bulletin Board. The Company's publicly-traded warrants are exercisable at $4.80 per share and expire 45 days after the effective date of the Company's registration statement, as yet not filed, for the stock underlying such warrants. The following table sets forth, for each quarterly period during 1994 and 1995, the high ask and low bid quotations for the Company's publicly-traded securities, as reported on the NASDAQ Bulletin Board. These quotations are representative of prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                             COMMON STOCK                       UNITS                        WARRANTS
                             ------------                  ------------------            ------------
                             High Ask        Low Bid       High Ask       Low Bid        High Ask        Low Bid
                             --------        -------       --------       -------        --------        --------
      1994
      ----
First Quarter                $ 2.50         $ 1.12         $ 2.25         $1.25             $ .19          $ .02
Second Quarter                 1.37            .81           1.50           .75               N/A            .05
Third Quarter                  1.44           1.06           1.25           .75               N/A            N/A
Fourth Quarter                 1.19            .81           1.25           .75               N/A            N/A
      1995
      ----
First Quarter                $ 1.00         $ 0.69         $ 1.25         $ .75             $ .05            N/A
Second Quarter                  .88            .56           1.25           .75               .05            N/A
Third Quarter                   .69            .22           1.25           .50               .25            N/A
Fourth Quarter                  .56            .19           1.25           .50               .25            N/A


1.   Number of Common Stockholders

     As of March 1, 1996, there were approximately 255 holders of record of the Company's Common Stock.

2.   Dividend Policy

     The Company has paid no dividend since its inception and does not anticipate paying any dividend on its Common or Preferred Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following is a summary of selected financial data for the Company for each of the last five fiscal years.

                                                                       Fiscal Years Ended December 31,
                                           ---------------------------------------------------------------------------------------

                                           1995                  1994                1993               1992               1991
                                           ---------             -----            ----------         ----------         ----------
    Cablecast Subscribers                    8,905,000          8,927,000         11,000,000          12,200,000         10,900,000

    Balance Sheet Data
    ------------------
    Total Assets                           $23,955,541        $11,154,537         $7,089,734          $9,228,271         $7,300,582
    Long-Term Obligations                   22,881,635          3,096,540            696,896           7,859,280            503,254
     (including capital leases)
    Stockholders' Equity (Deficit)         (7,522,733)          1,953,634          3,810,917           (630,523)          1,858,609

    Income Statement Data
    ---------------------
    Affiliate Revenue                        4,205,324          5,014,547          5,587,856           5,934,651          5,234,599
    Advertising Sales Revenue                5,812,663          7,206,501          6,261,869           5,436,005          4,321,150
    Other Revenue                            1,248,898            231,052          1,081,794                   -                  -

      Total Operating Revenues              11,266,885         12,452,100         12,931,519          11,370,656          9,555,749

    Operating Expenses                      20,260,931         16,425,169         15,408,574          13,983,827         12,496,249
    Loss from Operations                   (8,994,046)        (3,973,069)        (2,477,055)         (2,613,171)        (2,940,500)
    Net Loss                               (9,476,367)        (4,231,177)        (3,297,725)         (3,195,882)        (3,182,700)
    Net Loss Per Common Share                    (.47)              (.22)              (.22)               (.23)              (.26)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain matters discussed in this item, and elsewhere in this form 10-K, are forward looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, economic conditions, product demand and industry capacity, competition, regulatory environment, and other risks indicated in filings with the Securities and Exchange Commission. The following are factors to keep in mind.

Competition: The Company must compete with other programmers for access to limited channel space and for viewers. Over the past few years, competition among television networks has increased dramatically. Currently such basic networks as the USA Network, American Movie Classics and Turner Network Television provide programming directed at sub-groups included in the Company's target audience Moreover, other services targeting the 50+ market (e.g. the Lear/AARP partnership) are seeking to enter the market. Many competing services have an advantage over the Company because they are owned by or affiliated with companies that operate cable systems or own programming, and in general have greater financial and technical resources than the Company. If any of these competitors were to be successful in reaching the Company's target audience, the Company would be adversely affected.

Distribution and Channel Capacity: Few individual cable systems have channels available to launch new services. To achieve significant growth the Company will need to gain distribution not only with existing system operators as they expand their systems with rebuilds or expand into other system's territories through overbuilds, but also with emerging cable competitors such as direct broadcast satellite services and telephone company wired and wireless services.

Advertising Revenues: The Company's advertising revenues will increase substantially only if it is able to improve its audience size above current levels. Most mature cable networks have found it very difficult to achieve significant audience growth. This growth will depend, among other things, on the Company's ability to continue to acquire attractive programming, create consumer awareness demand, and achieve adequate distribution.

Access to Programming: The Company's success will depend in part on its ability to continue to purchase attractive programming. As competition increases, the cost of acquiring existing programming also increases. Producing new programming is more expensive than acquiring existing programming, and new programming may not attract audiences.

Financing: The Company believes that it will need significant outside financing during the period 1997 to 2000. There can be no assurance that it will be able to obtain such financing.

Regulation: The Company's major customers, the cable system operators, are subject to federal, state and local regulation. Changes in such regulations could have a material effect on the Company's business.

Control by Principal Shareholder: Currently at least 70% of the votes entitled to be cast at the annual meetings of the Company's shareholders are held by Concept Communications, Inc. ("Concept"). Concept has sufficient votes to elect all of the members of the Board of Directors and thus to control indirectly the Company's business policies, strategies and management.

Replacement of CEO. The Company has amended its contract with its President and CEO to expire on June 30, 1996. The skills and reputation of the person chosen to fill that position could have a material impact on the Company's ability to attract and hold Affiliates.

General Comments

      The Company's most important asset is its subscriber base. Substantially all of the Company's revenues are a function of its subscriber base: affiliate revenue is measured directly by the number of the Company's subscribers; and advertising revenue is based on viewership, which is a product of the number of subscribers and the Company's Nielsen rating. Over the past few years, competition for subscribers among television networks like the Company has increased dramatically. In part this has been the result of technological advances whose promise of greatly expanded channel capacity has been repeatedly delayed. That promise inspired the creation of many new programming services, but the expanded capacity to carry those services is not yet in place.

      Compounding the effects of this technological bottleneck was the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), which had the effect of allocating already scarce cable capacity to the owners of broadcast television channels. The 1992 Act gave broadcasters, whose programming was generally of little interest to cable subscribers, the right to demand carriage on local cable systems. In many cases cable operators had to discontinue carriage of network services like that provided by the Company in order to carry such broadcast channels. To those broadcasters whose programming was of interest to cable subscribers, the 1992 Act gave the right to demand payment for their programming. In lieu of cash payments, the cable operators gave channel capacity to non-broadcast programming services affiliated with these broadcasters. In many cases services like that provided by the Company had to be dropped to make room for affiliates of broadcasters.

      Under previous management, the Company was particularly vulnerable to these competitive pressures. Its subscriber base fell from a high of approximately 12.2 million in January, 1993, to approximately 9.4 million in August of 1994 when new management assumed control of the Company. With financing from Concept, which had acquired majority ownership of the Company in 1994, the Company made dramatic improvements in the quality of the Service by greatly increasing expenditures for programming and production and by decreasing the time allotted to infomercials. These improvements allowed the Company to increase its viewership from a weekday prime time Nielsen rating of .2 in the fourth quarter of 1994 to a rating of .4 in the fourth quarter of 1995. Full day ratings also rose from .1 to .2 for the same periods. At the same time new management revitalized the Company's sales and marketing efforts. These changes enabled the company to halt the two year decline in its subscriber base. The company began 1995 with approximately 8,927,000 subscribers and ending the year with approximately 8,905,000 subscribers. (Subscriber numbers represent management's best estimate of previous year subscriber counts.)

      In undertaking this action to preserve its most important asset, the Company understood that revenues would not rise quickly enough to cover the cost of the improved programming, and that substantial losses would be incurred until increases in the Company's ratings and subscriber base rose substantially. Thus the Company's financial losses in 1995 were expected. The Company's strategy is to continue investment in programming in an attempt to increase ratings and subscribers to a point where revenues will exceed expenditures, but there can be no guarantee that such a point will be achieved. See Part I, Item 1, Section 6, Competition. Neither can there be any guarantee that the Company will be able to obtain financing for such an investment.

Results of Operations

      Fiscal year ended December 31, 1995 compared to fiscal year ended December 31, 1994

      Net loss in 1995 increased $5,245,000, or 124% (from $4,231,000 to
$9,476,000). This increase was due principally to increased programming amortization expense ($3,619,000); increased sales and marketing expenses ($1,446,000); reduced revenues ($1,185,000); increased finance, general and administrative expenses ($536,000); and increased programming, production and transmission expenses ($415,000) offset by charges of $2,180,000 in 1994 relating to library revaluation, relocation costs and settlement of litigation which were not incurred in 1995.

      Revenues:

      Total revenues in 1995 decreased by $1,185,000, or 9.5%    .  This
decrease was primarily attributed to decreases in affiliate and advertising revenues, offset by increases in other revenue related to the Company's shopping service.

      Affiliate revenues declined $809,000, or 16.1% , reflecting a full year of 1994's decline in subscriber base. Additionally, increased competition has put downward pressure on the rates which the Company can charge its affiliates. While subscriber losses are immediately reflected in affiliate revenue, the same is not true for increases in subscribers as it is common for a new affiliate to receive some number of months free service as an incentive for commencing carriage of a programming service. For these reasons, the Company expects any future increases in its subscriber base to result in less than fully proportionate increases in affiliate revenues.

      Advertising sales decreased $1,394,000, primarily as a result of decreased inventory of long-format paid programming, or infomercials. Revenues from infomercials decreased $1,491,000, or 29.2% primarily due to a 54% reduction in time allotted to infomercials, offset by a 53% increase in average rate per half hour. The reduction in time allotted to infomercials was due in part to management's strategy to gradually remove infomercials from the Network's mid day schedule to improve the quality of its programming and also due to converting overnight time from infomercials to an interactive home shopping program. Increases in average rate per half hour are due partly to increased demand resulting from reduced inventory of time and also to increased sales and marketing efforts.

      Revenues from short-format commercial advertising (two minutes or less in length) increased by $97,000, or 4.6%. The increase was due to a 15.4% increase in commercial spots available to sell as a result of changing programming during the day time from infomercials to lifestyle programs formatted for standard commercial spot insertions. The increased inventory was primarily during a program block which traditionally provides lower average costs per spot and whose content is typically obtained on a revenue sharing or barter basis, resulting in the Network retaining less revenue per spot for spots aired during those shows. Additionally, rates for initial sales of national advertising were, in some cases, less than that which might have been obtained selling the spot to a Direct

Response advertiser; however, national advertisers have greater growth potential and help improve the on air look of the Network, making them more attractive in the long-term. The impact of these factors resulted in a net average rate reduction of 9.4%.

      During 1995, RSTV, Inc., doing business as Via TV! ("Via") accounted for
almost all of other revenue and approximately 11% of total net revenues.   Via
provided the Network with an interactive home shopping program service. Via was to pay the Network a commission based on net sales, subject to certain base minimums. During 1995, a contract dispute arose and Via ceased making contractually obligated payments. The Network continued to air Via's programming and accrued their minimum contractual obligations, however, due to uncertainty regarding the collectibility of amounts from Via, during the second half of 1995 management recorded a reserve against the revenue on a monthly basis. Via's contract expired and the Network ceased airing their programming on December 31, 1995. Subsequent to year end the Company entered into a stipulated judgment agreement against Via in excess of the amounts recorded as receivable. Subsequent to receiving the judgment, Via filed for bankruptcy protection. See
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Expenses:

     Total operating expenses increased $3,836,000, or 23.3% from $16,425,000 in 1994 to $20,261,000 in 1995. The increase was due principally to increased programming amortization ($3,619,000); increased sales and marketing expenses ($1,446,000); increased finance, general and administrative ($536,000) and increased programming, production and transmission ($415,000), offset by 1994 charges of $2,180,000 for library revaluation, relocation costs and litigation settlement which were not incurred in 1995.

     Programming, production and transmission expenses for 1995 increased $415,000, or 9.7% over 1994. Production costs increased $540,000 due to increased production of bumpers, wrappers and promotional spots related to new programming and our improved on air look as well as ancillary charges relating to new original productions. Revenue sharing costs decreased by $202,000 due to outright purchase of rights for numerous programs replacing shows which had been purchased on a revenue sharing basis. Personnel related charges decreased approximately $113,000 due primarily to a bonus paid to a key employee in 1994 triggered by the change in control of the Network. Transmission expenses increased $192,000 primarily as a result of a full year's service charges on the new transponder versus less than ten months on that transponder in 1994 along with amortizing certain deferred charges relating to the change in transponder.

        Programming amortization increased $3,619,000, or 133.7% (from $2,707,000 to $6,326,000). The majority of this increase results from a full year of amortization related to prime-time programming versus four months being included in 1994.

     A critical component to future growth is to improve the quality of programming and the Network's on air look. In May 1994 the network launched its new programming with the premier cable run of The Love Boat, followed in the fall with a new prime time line up including Marcus Welby, M.D., Ironside and It Takes a Thief. In 1995 the network continued this effort, adding additional series of The Love Boat from earlier seasons, as well as The Paper Chase and Streets of San Francisco. In addition the Network has acquired the rights to commence airing The Rockford Files in the fall of 1996. The Network has also improved its Feature Presentation series by adding Cinema Spotlight, a series of hosted movies selected from the libraries of Warner Brothers, Columbia Tri Star and Paramount Pictures. In the fall of 1995 the Network premiered Nostalgia Television Issues and Answers, a panel discussion show hosted by Ron Nessen. Additional original programming produced by Nostalgia in 1995 includes big band and cabaret music specials, documentary specials produced in connection with the National Archives and Nostalgia's Big Beat Broadcast. The Network is currently developing additional original programming to commence airing in 1996. The Network's on air look has been enhanced with new logos, bumpers and promotions.

     Sales and marketing expenses increased $1,446,000, or 47.2% due to increased staff and a renewed sales and marketing effort. During 1994, due to staffing decisions made by former management and transition during office location moves, staff levels had been reduced to an extremely low level. During 1995 the sales and marketing offices resumed and maintained normal staffing levels through the year, resulting in an increase in salaries, wages and benefits of $584,000. Due to the addition of sales and marketing personnel, related travel and entertainment expenses increased by $235,000. The renewed sales and marketing efforts coupled with our new programming required production of new sales and marketing materials, resulting in a $237,000 increase in related costs. Advertising expenses, primarily trade advertising, increased by $200,000. Increased presence and prominence at trade shows and conventions resulted in an increase of $169,000 in related costs. Additionally, new in 1995 the Network sponsored two "National Events" at a cost of $85,000. Expenditures for premiums increased by $75,000 in connection with increased presence at trade shows and conventions. Expenditures for program guides decreased by $43,000 through efforts to redesign and reduce overall guide production costs. Rent and lease expenses were reduced by $112,000 as a result of numerous factors, including closure of the New

York office in December 1994, relocation of the Western Sales office from Los Angeles to Denver in July of 1994 and closure of the Los Angeles headquarters during the second half of 1994 and termination of the abandoned office lease in Dallas, Texas in May, 1995.

     The first National Event, Lions Club Week on Nostalgia, was co-sponsored with The Lions Club International, joining local Lions Clubs with Nostalgia's local cable affiliates to support the Lions Club's Sight First campaign. The other event was a Life Stage Matrix Marketing seminar, in which senior marketing executives of top ranked MSO's were invited to join us in a seminar identifying how to target and sell to persons 50 years old and older. This seminar helped provide tools for our Affiliates to market to a hard to reach cable buying audience as well as help further identify us as the experts in reaching older demographics. Both events will be renewed in 1996 and additional smaller Life Stage Matrix seminars will be sponsored on a regional basis.

     Finance, general and administrative expenses increased by $536,000, or 12.7% in 1995. The increase is primarily attributable to $951,000 additional bad debt expense over 1994 due to potential losses relating to Via TV!. Salaries and benefits increased by $57,000 due to vacancies in various staff positions during 1994 which were filled for the majority of 1995. Offsetting these increases is a decrease of $505,000 in professional fees primarily as a result of higher public relations and research expenditures in 1994 relating to change in control of the Company and efforts to reformat the Network's programming and on-air look.

     During 1994 the Company incurred charges of $1,260,000 in revaluing its film library; $545,000 for relocation expenditures related to moving the Company's headquarters and western sales office from Los Angeles, California to Washington DC and Denver Colorado, respectively; and $375,000 in litigation settlement costs. No such similar expenditures were incurred in 1995.

     Interest expense increased by $224,000, or 86.8% primarily due to interest on bridge loans payable to Concept.

Fiscal Year Ended December 31, 1994 Compared to Fiscal Year Ended December 31, 1993:

     Net loss in 1994 increased $933,452 (or 28.3%) from net loss in 1993. This increase was due principally to charges in 1994 for revaluation of the film library ($1,260,032), relocation and resulting severance ($545,000) as well as increased programming amortization ($1,217,922) offset by reductions in finance, general and administrative expenses of $2,167,412.

Revenues:

     Total revenues in 1994 decreased by $479,419 (or 3.7%) from total revenues in 1993. This decrease was due primarily to a decline in affiliate and other revenues offset by a net increase in advertising sales.

     Affiliate sales declined by $573,309 (or 10.3%) in 1994 , reflecting the decline in the Company's subscriber base. In addition, increased competition for channel capacity has put downward pressure on the rates which the Company can charge its affiliates.

     Advertising sales increased by $944,632 (or 15.1%) in 1994, reflecting both increased advertising rates as well as increased ad inventory over 1993.

     Revenues from long-format paid programming, or Infomercials, included in ad sales increased in 1994 by $503,834 (or 11%) due principally to increased rates, despite a 5% reduction in inventory during the fourth quarter. The fourth quarter reduction in inventory signaled the beginning of Nostalgia's commitment to improve its on-air look by reducing the amount of daytime infomercials by a half hour per day, replacing it with quality programming. Former management relied heavily on use of paid programming to generate short term cash flow; however, its overuse directly contributed to the perception that Nostalgia's programming was "weak" and thus speeded the erosion of the Company's subscriber base.

     Revenues from short-format commercial advertising (two minutes or less in length) increased by $440,798 (or 26%) due principally to increased commercial spot availability. During most of 1993 the Company provided The Americana Television Network (Americana) up to 30 hours per week to air their programs, which time was not available for the Company to sell commercials. Revenues from this agreement, including any share of advertising revenues received by Americana, are included in other revenues in 1993. No such contract existed in 1994. With the availability of the Americana block, and the additional time available due to reduced infomercials, short-format advertising spot availability increased.

     Other revenue decreased by $850,742 (or 78.6%) in 1994 due principally to termination of the Americana contract. Other revenues in 1994 consisted principally of shopping related programming.

Operating Expenses:

     Total operating expenses in 1994 increased $1,016,595 (or 6.6%) from total operating expenses in 1993. This increase was due principally to charges in 1994 for revaluation of the film library ($1,260,032), relocation ($545,000) and settlement of litigation ($375,000) as well as increased programming amortization ($1,217,922) offset by reductions in finance, general and administrative expenses of $2,167,412.

     Programming, production and transmission costs increased by $76,787 (or 1.8%) in 1994 due principally to a $121,000 increase in transponder costs associated with the new transponder launched in March 1994, offset by reduced production and post production costs.

     Programming amortization increased by $1,217,922 (or 81.8%) in 1994 due principally to the new fall prime time line up which included Marcus Welby, M.D., Ironside and It Takes a Thief. These shows replaced, in part, infomercials and programming provided to the Company on a revenue sharing basis.

     During 1994 the Company took a one time charge of $1,260,032 due to revaluation of the film library, changing its estimated useful life ($864,742) and reducing it to its fair value ($395,290). The Company has changed its programming direction away from films and black and white programs in favor of color series and features, reducing usage of the film library to under 20% of weekly air time. This substantial reduction caused management to believe the historical value of the film library to be impaired. The fair value was estimated based upon expected future cash flows from the library over its estimated remaining useful life of 3 years, discounted at 9%.

     Selling expenses decreased by $290,734 (or 8.7%) in 1994 primarily as a result of reduced personnel costs, including travel and entertainment, of $181,000. Additionally, due to fewer affiliate launches in 1994 launch support fees dropped by $138,000. Rent and occupancy expenses decreased by $99,000 due to office relocations, as well as additional reductions in other office expenditures. Additionally, 1993 included $156,000 of marketing expenses related to Americana which were not included in 1994. These savings were offset by an increase of $154,000 in convention costs and an increase of $106,000 in program guides and advertising costs.

     Finance, general and administrative expenses decreased by $2,167,412 (or 34%) in 1994 due largely to $1,357,000 reduction in legal and professional costs due to settlement of numerous legal actions outstanding during much of 1993. Personnel costs, including travel and entertainment, decreased by $426,000 primarily due to controlled spending on travel and entertainment matters. Bad debt expense decreased by $207,000.

     Interest expense decreased by $562,562 (or 68.5%) due principally to conversion of the $7,000,000 Tiger Notes in November 1993. This savings was offset in part by increased interest charges of $168,000 to related parties.

     In 1994 the Company incurred $545,000 in severance, moving and other costs associated with relocating the Company's headquarters from Los Angeles, California to Washington, D.C.

     Settlement of litigation increased by $375,000 in 1994. The Company settled two lawsuits relating to fees claimed in excess of $2,000,000 for $375,000.

     Liquidity and Capital Resources

     Cash decreased by $1,926,944 (or 69.2%) from $2,782,683 at December 31, 1994 to $855,739 at December 31, 1995. The significant cash balance at the end of 1994 is due to $2,500,000 in bridge financing received in December, 1994 from Concept. The promissory note for the financing (the "Note") bears interest at 8.43% (6.45% prior to February 1996) and is due upon the earlier of an equity investment of not less than the amount of the Note or October 31, 1996; however, Concept has represented that the Note will not be called prior to February 1, 1997 unless it is replaced by an equity investment. As discussed more fully below, during 1995 and 1996 Concept has provided additional debt financing to the Company and has also committed to provide further debt-financing during the balance of 1996.

     Working capital decreased by $1,977,810 (or 78.4%) from $2,522,771 at December 31, 1994 to $544,961 at December 31, 1995, primarily as a result of $2,500,000 cash proceeds from long-term debt in 1994 and increases in programming and cablecast fees.

     Current assets increased by $514,466 (or 5.9%) at December 31, 1995 from $8,627,134 to $9,141,600. Programming and cablecast rights accounted for $3,516,300 of the increase as a result of the new prime time line up. Accounts receivable decreased $749,098 primarily as a result of increased collection efforts and fully reserving the Via receivable.

     Current liabilities increased by $2,492,276 (or 40.8%) from $6,104,363 at December 31, 1994 to $8,596,639 at December 31, 1995. Current maturities of programming and cablecast fees increased by $3,013,655, primarily due to amounts owed on the new prime time line up. Accounts payable decreased $743,112 primarily due to payments to vendors.

     Cash flows from operating activities decreased by $2,092,956 due to an increased loss of $5,245,190, offset by an increase in non-cash expenses of $3,288,843. The most significant items comprising these changes were additional amortization of programming costs of $3,619,077 and the 1994 change in estimate and write down of the film library of $1,260,032.

     Cash used for investing activities increased by $145,982 due primarily to the increase in acquisition of programming and cablecast rights of $185,867.

     Cash provided by financing activities decreased by $1,448,977 due to an increase in financing by Concept of $5,000,000, decrease from sale of stock of $2,316,000, offset by increased payments for programming and other debt of $4,132,977.

     In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures may provide short term improvement, but do not address the more critical long term growth needs for the Network. In order to grow, the Network needs to increase its affiliate base which, in turn, will increase the subscriber base allowing the Network to increase its advertising rates as well as affiliate revenues. To provide for necessary future growth, management has embarked on an aggressive affiliate marketing campaign including prominent presence at major trade shows along with trade advertising.

     A critical component to future growth is to improve the quality of programming and the Network's on air look. In May, 1994, the Network launched its new programming with the premier cable run of The Love Boat, followed in the Fall with a new prime time line up including Marcus Welby, M.D., Ironside and It Takes a Thief. In 1995, the Network continued this effort, adding additional series of The Love Boat from earlier seasons, as well as The Paper Chase and Streets of San Francisco. In addition the Company has acquired the rights to commence airing The Rockford Files in the fall of 1996. The Network has also improved its Feature Presentation series by adding Cinema Spotlight, a series of hosted movies selected from the libraries of Warner Brothers, Columbia Tri Star and Paramount Pictures. In the fall of 1995 the Network premiered Nostalgia Television Issues and Answers, a panel discussion show hosted by Ron Nessen. Additional original programming produced by Nostalgia in 1995 includes big band and cabaret music specials, documentary specials produced in connection with the National Archives and Nostalgia's Big Beat Broadcast. The Network is currently developing additional original programming to commence airing in 1996. The Network's on air look has been enhanced with new logos, bumpers and promotions.

     In recent months, the Network has stabilized losses in its subscriber base due to retransmission consent and it presently reaches approximately nine million subscribers. Ratings have risen to a .2 Total Day and a .4 Monday to Sunday Prime time. During 1995, the Network launched its Lifestage Matrix program which provides Affiliates with the necessary training and tools to effectively target the 50 years old and older demographic in their communities. Additionally, the Network has forged a relationship with Lion's Club International whereby its member organizations throughout the country will work with Nostalgia and its Affiliates on its renowned SightFirst campaign. The community affairs program, launched last fall, won rave reviews from Affiliates and was a finalist for a Cable Television Public Affairs Association Beacon Award.

     Since 1990, Concept Communications, Inc. ("Concept"), the Company's majority shareholder, has been a principal source of the Company's capital. Concept bought common stock from the Company for $2.3 million in 1994 and provided $2.5 million and $7.5 million in bridge loan financing during 1994 and 1995, respectively. Additionally, Concept has provided $6.5 million in debt financing to the Company since January 1, 1996, and has also committed to provide up to an additional $4.5 million in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to satisfy its operating needs for 1996. In connection with the additional borrowings and Concept's agreement to extend the due dates on the bridge financing to February 1, 1997, the Company has entered into a security agreement covering substantially all the Company's assets in favor of Concept. Concept has stated its intention that such financing be converted to equity once Nostalgia and Concept are able to reach a mutual agreement as to the terms at which such additional shares are to be sold to Concept.

     Management projected in 1995 that the Company would need additional financing of approximately $20 million in the aggregate during the period 1996 through 2000. Based on the Company's experience in 1995 and on changes in the industry, management now believes that the Company will require significantly more funds during this period. Additional competition has both increased the costs which the Company must pay for programming and decreased the revenue potentials for the remaining years of the period. The Company also anticipates increased sales and marketing costs will be necessary as a result of increased competition.

     Management has considered various steps the Company might take to achieve profitability. It now believes that the Company's best alternative would be to form an alliance with a strategic partner, such as a cable operator or a diversified media company. By entering into an alliance, the Company would have greater bargaining power in its dealings with cable system operators, programming providers and advertisers. It might also gain better access to distribution.

     The Company's Board of Directors has directed its Executive Committee to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee is now actively engaged in this study.

     Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance either that the Company will be able to locate sufficient financing in excess of the funds committed for 1996, or that it will be able to achieve a strategic alliance.

Material Commitments

     The Company leases transponder space and related services on a Satellite at a base monthly rental of $205,400. The lease provides for greater back-up protection than did the Company's previous satellites in the event of satellite failure. The lease terminates with the life of the Satellite, which is expected in the year 2006, and required the Company to pay a launch protection fee of $1,000,000 plus capitalized interest at 12% and other direct costs.

     As of March 15, 1996, Nostalgia had issued and outstanding promissory notes to Concept in an aggregate principal amount of $12 million bearing interest at rates ranging from 7.58 to 8.43% per annum and due and payable on October 1, 1996. Concept has represented that it does not intend to call any of these promissory notes prior to February 1, 1997 or until the debt is exchanged for equity.

Effect of New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") does not apply to assets whose accounting is prescribed by Statement of Financial Accounting Standards Nos. 53 and 63, "Financial Reporting by Producers and Distributors of Motion Picture Films" and "Financial Reporting by Broadcasters" which includes programming and cablecast rights. The Company will adopt SFAS 121 effective January 1, 1996 for its other long-term assets. Management does not anticipate that its adoption will have a material impact on the financial statements.

     Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Since the effective date for adopting SFAS 123 is subsequent to year end, SFAS 123 has not had any impact on the disclosures herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in the Company's Form 8-K filed on August 18, 1994, Lane, Gorman Trubitt, L.L.P. ("LGT"), the Company's former independent public accountants resigned effective August 11, 1994. The Company disagreed with LGT's opinion modification in its report on the Company's financial statements for 1993 regarding the Company's ability to continue as a going concern and a statement to that effect was included in the Company's Form 10-K for 1993. There were no other disagreements with LGT. As previously reported in the Company's Form 8-K filed February 10, 1995, the Company has engaged BDO Seidman as its independent public accountants. There are no disagreements with the Company's current independent public accountants, BDO Seidman.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Nostalgia will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item with respect to certain relationships and transactions with management and others has also been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements
          --------------------

          Reference is made to the listing on page F-1 for a list of all financial statements and financial statement schedules filed as part of this report.

     (b)  Reports on Form 8-K
          -------------------

          On January 19, 1996 the Company filed Form 8-K relating to the execution of a January 4, 1996 Security Agreement granting Concept a security interest in all of the Company's personal property and fixtures and the proceeds thereof as security for a new loan of $1,000,000. On March 13, 1996 the Company filed Form 8-K relating to (1) the amendment of the January 4, 1996 Security Agreement to secure all promissory notes issued by the Registrant to Concept and any other obligations of the Registrant to Concept in connection with a new loan of $1,000,000 and the extension of all existing obligations until October 1, 1996; and, (2) the modification of John G. Heim's Employment Agreement to provide that it will expire on June 30, 1996.

     (c)  Exhibits
          --------

          The Exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the Exhibit Index beginning on page E-1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          THE NOSTALGIA NETWORK, INC.

          By: /s/ John G. Heim
              ------------------------------------------
              John G. Heim, President, Chief Executive Officer, and Director

          By: /s/ Martin A. Gallogly
              ------------------------------------------
              Martin A. Gallogly, V.P., Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature and Title                                             Date
- -------------------                                             ----

/s/ Phillip Sanchez                                             March 30, 1996
- -----------------------------------------
Ambassador Phillip Sanchez, Director and Chairman of the Board

/s/ Christopher A. Cates                                        April 12, 1996
- -----------------------------------------
Christopher A. Cates, Director

/s/ Floyd Christofferson                                        March 26, 1996
- -----------------------------------------
Floyd Christofferson, Director

/s/ Diane M. Faure                                              March 27, 1996
- -----------------------------------------
Diane M. Faure, Director

/s/ Dong Moon Joo                                               April 12, 1996
- -----------------------------------------
Dong Moon Joo, Director

/s/ Masahisa Kobayashi                                          March 31, 1996
- -----------------------------------------
Masahisa Kobayashi, Director

/s/ William H. Lash III                                         March 26, 1996
- -----------------------------------------
William H. Lash III, Director

/s/ Josette Shiner                                              March 28, 1996
- -----------------------------------------
Josette Shiner, Director

/s/ Robert J. Wussler                                           March 30, 1996
- -----------------------------------------
Robert J. Wussler, Director

                                INDEX TO EXHIBITS


       Exhibit No.                  Description                                     Page No.
       -----------                  -----------                                     --------

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

3.2    Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant's
       Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

4.1    Specimen Common Stock Certificate (filed as Exhibit 4(a) to the
       Registrant's Report on Form 10-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

4.2 Specimen Common Stock Purchase Warrant Certificate (filed as Exhibit 4(b) to the Registrant's Report on Form 10-K for the Year Ended December 31,
       1987, and incorporated herein by reference thereto)

4.3    Specimen Preferred Stock Certificate (filed as Exhibit 4(c) to the
       Registrant's Report on Form 10-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

10.1   Promissory Note, dated December 16, 1994, made by the Registrant payable to
       Concept Communications, Inc. (filed as Exhibit 10.2 to the Registrant's
       Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.2   Promissory Note, dated March 29, 1995, made by Registrant payable to
       Concept Communications, Inc. (filed as Exhibit 10.1 to the Registrant's
       Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.3   Letter Agreement, dated March 29, 1995, by and between the Registrant and
       Concept Communications, Inc. regarding bridge loan. (filed as Exhibit 10.3 to the Registrant's Report on Form 10-K for the Year Ended December 31,
       1994, and incorporated herein by reference thereto)

10.4   Promissory Note, dated July 24, 1995, made by Registrant payable to Concept   E-3
       Communications, Inc.

10.5   Promissory Note, dated October 2, 1995, made by Registrant payable to         E-9
       Concept Communications, Inc.

10.6   Promissory Note, dated January 4, 1996, made by the Registrant payable to
       Concept Communications, Inc. (filed as Exhibit 1 to the Registrant's Report on Form 8-K dated January 19, 1996, and incorporated herein by reference thereto)

- ------------
*     Management contract or compensatory plan, contract or arrangement.





10.7   Security Agreement, dated January 4, 1996, between the Registrant and
       Concept Communications, Inc. (filed as Exhibit 2 to the Registrant's Report on Form 8-K dated January 19, 1996, and incorporated herein by reference thereto)

10.8   Promissory Note, dated February 26, 1996, made by the Registrant payable to
       Concept Communications, Inc. (filed as Exhibit 10 (b) to the Registrant's
       Report on Form 8-K dated March 13, 1996, and incorporated herein by reference thereto)

10.9   Letter Agreement dated February 26, 1996 between the Registrant and Concept
       Communications, Inc. (filed as Exhibit 10 (a) to the Registrant's Report on
       Form 8-K dated March 13, 1996, and incorporated herein by reference thereto)

10.10 Agreement, dated March 31, 1992, by and between the Registrant and Atlantic Video, Inc. (filed as Exhibit 10.4 to the Registrant's Report on
       Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.11* 1987 Stock Option Plan (filed as Exhibit 10(i) to the Registrant's Report on Form 10-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

10.12* 1990 Stock Option Plan (filed as Exhibit 10(tt) to the Registrant's
       Report on Form 10-K for the Year Ended December 31, 1990, and incorporated herein by reference thereto)

10.13* Employment Agreement, dated August 2, 1994, by and between the Registrant and John G. Heim. (filed as Exhibit 10.8 to the Registrant's Report on Form
       10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.15* Stock Option Agreement, dated August 2, 1994, by and between the
       Registrant and John G. Heim. (filed as Exhibit 10.9 to the
       Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

   27  Financial Data Schedule as required by Item 601 (c) of Regulation S-K        E-15


                                   [GRAPHIC OMITTED]

                             THE NOSTALGIA NETWORK, INC.

                                 FINANCIAL STATEMENTS
                              AND REPORT OF INDEPENDENT
                             CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 1995, 1994 AND 1993

                             THE NOSTALGIA NETWORK, INC.

                                       CONTENTS

                                                                      Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-3 - F-4

BALANCE SHEETS                                                         F-5

STATEMENTS OF OPERATIONS                                               F-6

STATEMENTS OF CHANGES IN STOCKHOLDERS'

EQUITY  (DEFICIT)                                                      F-7

STATEMENTS OF CASH FLOWS                                               F-8

NOTES TO FINANCIAL STATEMENTS                                      F-9 - F-23

SCHEDULE II                                                           F-24

                  Report of Independent Certified Public Accountants
                  --------------------------------------------------

To the Board of Directors and Stockholders
The Nostalgia Network, Inc.

     We have audited the accompanying balance sheets of The Nostalgia Network, Inc. (the "Company") as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. We have also audited schedule II for the years ended December 31, 1995 and 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Nostalgia Network, Inc. as of December 31, 1995 and 1994 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, schedule II presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1995 and 1994.


                                                     BDO Seidman, LLP




Washington DC
March 8, 1996

                  Report of Independent Certified Public Accountants
                  --------------------------------------------------

To the Board of Directors and Stockholders
The Nostalgia Network, Inc.

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of The Nostalgia Network, Inc. and Subsidiary (the "Company") for the year ended December 31, 1993. We have also audited schedule II for the year ended December 31, 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows of The Nostalgia Network, Inc. and Subsidiary for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, schedule II presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1993.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           Lane Gorman Trubitt, L.L.P.



Dallas, Texas
February 11, 1994


                                        THE NOSTALGIA NETWORK, INC.
                                               BALANCE SHEETS


                                                December 31,

                                                                        1995            1994
                                                                        ----            ----
         ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                                       $    855,739    $  2,782,683
  Accounts receivable, less allowance of $2,258,000
    and $1,291,000 for doubtful accounts                             1,304,596       2,053,694
  Prepaid legal fees                                                    75,000         316,494
  Prepaid expenses                                                     106,265         190,563
  Programming and cablecast rights                                   6,800,000       3,283,700
                                                                  ----------------------------
               Total current assets                                  9,141,600       8,627,134

Programming and cablecast rights, at cost - net                     13,185,348         839,856
Property and equipment, at cost - net                                1,612,562       1,660,790
Deposits                                                                16,031          26,757
                                                                  ----------------------------
                       Total assets                               $ 23,955,541    $ 11,154,537
                                                                  ============================

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of:
     Programming and cablecast fees                               $  6,200,000    $  3,186,335
     Notes payable and long-term debt - Related parties                 17,000          18,113
                                      - Others                         138,493         294,012
  Accounts payable - Trade                                           1,146,876       1,417,174
                   - Related parties                                   259,964         732,778
  Accrued expenses and other liabilities                               834,306         455,951
                                                                  ----------------------------
               Total current liabilities                             8,596,639       6,104,363
                                                                  ----------------------------

LONG-TERM OBLIGATIONS, less current maturities:
  Programming and cablecast  fees                                   11,901,542         115,347
  Notes payable and long-term debt - Related parties                10,356,096       2,872,048
  Accrued interest payable - Related parties                           569,250          95,186
  Other                                                                 54,747          13,959
                                                                  ----------------------------
                      Total long-term obligations                   22,881,635       3,096,540
                                                                  ----------------------------
                      Total liabilities                             31,478,274       9,200,903
                                                                  ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock: $2 par value, 125,000 shares

    authorized, 3,250 shares issued and outstanding                      6,500           6,500
  Common stock subscribed                                                 --            16,000
  Common stock: $.04 par value, 30,000,000
    shares authorized, 20,274,371 and 20,241,037
    shares issued in 1995 and 1994, respectively                       810,975         809,641
  Additional paid-in capital                                        30,213,554      30,343,888
  Deficit                                                          (38,553,762)    (29,077,395)
                                                                  -----------------------------
                                                                    (7,522,733)      2,098,634

  Treasury stock - 0 and 21,994 shares at cost, respectively              --          (145,000)
                                                                  -----------------------------
              Total stockholders' equity (deficit)                  (7,522,733)      1,953,634
                                                                  -----------------------------
              Total liabilities and stockholders' equity
                  (deficit)                                       $ 23,955,541    $ 11,154,537
                                                                  ============================

The accompanying summary of accounting policies and notes are an Integral part of these financial statements.


                                                             THE NOSTALGIA NETWORK, INC.
                                                               STATEMENTS OF OPERATIONS
                                                           For the Years Ended December 31,


                                                 1995             1994            1993
                                                 ----             ----            ----
 Operating Revenues:
   Affiliate sales                            $  4,205,324    $  5,014,547   $   5,587,856
   Advertising sales                             5,812,663       7,206,501       6,261,869
   Other                                         1,248,898         231,052       1,081,794
                                              --------------------------------------------

         Total operating revenues               11,266,885      12,452,100      12,931,519
                                              --------------------------------------------

 Operating Expenses:
   Programming, production and transmission      4,682,928       4,267,913       4,191,126
   Programming amortization                      6,325,975       2,706,898       1,488,976
   Sales and marketing                           4,508,084       3,062,181       3,352,915
    Finance, general and administrative          4,743,944       4,208,145       6,375,557
                                              --------------------------------------------

           Subtotal                             20,260,931      14,245,137      15,408,574


   Revaluation of film library                        --         1,260,032            --
   Relocation costs                                   --           545,000            --
   Settlement of litigation                           --           375,000            --
                                              ------------------------------------------

            Total operating expenses            20,260,931      16,425,169      15,408,574
                                              --------------------------------------------

         Loss from operations                   (8,994,046)     (3,973,069)     (2,477,055)


 Interest Expense                                  482,321         258,108         820,670
                                              --------------------------------------------

         Net loss                             $ (9,476,367)   $ (4,231,177)   $ (3,297,725)
                                              ============================================

 Loss per common share                        $       (.47)    $      (.22)   $       (.22)
                                              ============================================

 Weighted average shares outstanding            20,267,704      19,504,488      14,857,418
                                              ============================================







The accompanying summary of accounting policies and notes are an Integral part of these financial statements.


                                                     THE NOSTALGIA NETWORK, INC.
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                        For the Years Ended December 31, 1995, 1994 and 1993


                                                                                                                          Total
                       Preferred             Common               Common     Additional      Common                    Stockholders'
                        Stock                 Stock                Stock      Paid-In       Stock-In                     Equity
                       Shares     Amount     Shares      Amount  Subscribed   Capital       Treasury       Deficit      (Deficit)
                       -------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1992       3,875   $7,750   14,384,166   $575,367   $      -   $20,479,853   $(145,000)   $(21,548,493)   $  (630,523)

Sale of common Stock
 through exercise
 of warrants
Net loss for the year         -       -     4,634,995    185,399   218,125     7,335,641           -               -      7,739,165
                              -       -             -          -         -             -           -      (3,297,725)    (3,297,725)
                       -------------------------------------------------------------------------------------------------------------


Balance at
 December 31, 1993       3,875    7,750   19,019,161    760,766    218,125    27,815,494    (145,000)    (24,846,218)     3,810,917

Conversion of Preffered   (625)  (1,250)      62,500      2,500          -        (1,250)          -               -              -
 Common stock
Sale of Common Stock         -        -      869,565     34,783          -     1,965,217           -               -      2,000,000
 through exercise
 of warrants                 -        -      289,811     11,592   (202,125)      564,427           -               -        373,894
Net loss for the year        -        -            -          -          -             -           -      (4,231,177)    (4,231,177)
                       -------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1994       3,250    6,500   20,241,037    809,641     16,000    30,343,888    (145,000)    (29,077,395)     1,953,634


Issuance of common
 stock subscribed,
 21,994 from Treasury        -        -       33,334      1,334    (16,000)     (130,334)    145,000               -              -
Net loss for the year        -        -            -          -          -             -           -      (9,476,367)    (9,476,367)
                       -------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1995       3,250   $6,500   20,274,371   $810,975   $      -   $30,213,554    $      -    $(38,553,762)   $(7,522,733)
                       =============================================================================================================



The accompanying summary of accounting policies and notes are an Integral part of these financial statements.


                                       THE NOSTALGIA NETWORK, INC.
                                       STATEMENTS OF CASH FLOWS
                                    For the Years Ended December 31,


                                                        1995           1994           1993
                                                        ----           ----           ----

Cash flows from operating activities:
  Net loss                                          $(9,476,367)   $(4,231,177)   $(3,297,725)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                        175,000        228,202        153,576
    Programming amortization                          6,325,975      2,706,898      1,488,976
    Revaluation of film library                            --        1,260,032           --
    Amortization of debt issue costs and note
      payable discount                                     --             --           98,384
    Provision for losses on accounts receivable         967,000        (16,000)       772,000
  Net change in operating assets and liabilities:
    Increase in accounts receivable                    (217,902)      (658,861)      (116,666)
    (Increase) decrease in prepaid expenses             325,792         23,032       (156,229)
    Increase (decrease) in accounts payable            (743,112)       823,046        946,047
    Increase (decrease) in accrued expenses
      and other liabilities                             893,206        207,376        587,195
                                                    -------------------------------------------
        Net cash provided by (used in)
                 operating activities                (1,750,408)       342,548        475,558
                                                    -------------------------------------------
Cash flows from investing activities:
  Decrease (Increase) in deposits                        10,727        (13,200)      (292,529)
  Purchases of property and equipment                  (259,972)      (275,930)        (5,862)
  Acquisition of programming and cablecast rights    (2,087,067)    (1,901,200)      (104,122)
                                                    -------------------------------------------
        Net cash used in investing activities        (2,336,312)    (2,190,330)      (402,513)
                                                    -------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable                         7,500,000      2,500,000           --
  Payments of long-term obligations                  (5,340,224)    (1,207,247)       (16,666)
  Proceeds from sale of common stock and
     additional paid-in capital                            --        2,316,000        218,125
                                                    -------------------------------------------
        Net cash provided by financing activities     2,159,776      3,608,753        201,459
                                                    -------------------------------------------

Net (decrease) increase in cash and cash
    equivalents                                      (1,926,944)     1,760,971        274,504

Cash and cash equivalents - beginning of year         2,782,683      1,021,712        747,208
                                                    -------------------------------------------

Cash and cash equivalents - end of year             $   855,739    $ 2,782,683    $ 1,021,712
                                                    ===========================================

The accompanying summary of accounting policies and notes are an Integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Nostalgia Network, Inc. (the "Company") is engaged in the operation of Nostalgia Television (the "Network"), a television programming service offering a variety of entertainment, lifestyle and informational programming to a target audience of active adult Americans who are 50 years of age or older via satellite to cable television and alternative broadcasting systems throughout the United States.

     Significant accounting policies used by the Company are described below:

     Basis of Presentation
     ---------------------

     During 1995, the Company dissolved its wholly-owned subsidiary, which had no recorded assets or liabilities and had no operations for many years. There was no gain or loss on the dissolution. The consolidated financial statements of prior years include the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

     Revenue Recognition
     -------------------

     Revenues from providing programming services to cable systems and sales to advertisers are recognized on a monthly basis as the services are provided. The Company grants credit to cable systems and advertisers throughout the United States.

     Property and Equipment
     ----------------------

     Depreciation and amortization are calculated based on estimated service lives of depreciable assets by the straight-line method.

     Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

     When property or equipment are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

     Programming and Cablecast Rights
     --------------------------------

     The film library and cablecast rights are amortized using the straight-line method, which approximates the anticipated revenue stream, over the estimated useful life not to exceed eleven years or the lives of the rights agreements, respectively, in accordance with SFAS No. 63 - Financial Reporting by Broadcasters. Cablecast rights for programs to be amortized within the following year are classified as current assets. Prior to 1994, the film library was being amortized over a 20 year life. The Company periodically evaluates its programming and cablecast rights for possible changes in estimated useful life or the possibility of impairment. If a programming or cablecast right is considered potentially impaired, an analysis is performed consisting of a comparison of future projected net cash flows to the carrying value of such asset. Any excess carrying value over future projected net cash flows is written off due to impairment. See
     Note 3 for discussion of write-downs due to a change in estimated useful life and impairment in fiscal 1994.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

     Net Loss Per Common Share
     -------------------------

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. Outstanding stock warrants, options and preferred shares are not included in the calculations because their effect would be anti-dilutive.

     Cash Equivalents
     ----------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     The Company maintains its cash balances in First Union National Bank of Washington and Correspondent Services Corporation in McLean, Virginia. Balances at First Union are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances at Correspondence Services Corporation are insured up to $5,000,000 through a combination of $500,000 SPIC insurance and an additional $4,500,000 insurance policy provided by Aetna. Uninsured balances approximate $16,000 and $2,600,000 at December 31, 1995 and 1994, respectively.

     Risks and Uncertainties
     -----------------------

     The Network competes with other programmers for access to limited channel space and must also compete with other programmers for viewers. The Company believes that by targeting the 50 years old and older market they have distinguished themselves from other cable providers.

     Use of Estimates
     ----------------

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions particularly as it relates to the valuation of accounts receivable and programming and cablecast rights and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   MANAGEMENT STATEMENT

     In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures are intended to address short term operating requirements, but do not address the more critical long term growth needs for the Network. In order to grow, the Network needs to increase its affiliate base which, in turn, will increase the subscriber base allowing the Network to increase its advertising rates as well as affiliate revenues. To provide for necessary future growth, management has embarked on an aggressive affiliate marketing campaign including a prominent presence at major trade shows along with trade advertising.

     A critical component to future growth is to improve the quality of programming and the Network's on air look. In May 1994, the Network launched its new programming with the premier cable run of The Love Boat, followed in the Fall with a new prime time line up including Marcus Welby, M.D., Ironside and It Takes a Thief. In 1995, the Network continued this effort, adding additional series of The Love Boat from earlier seasons, as well as The Paper Chase and Streets of San Francisco. In addition the Company has acquired the rights to commence airing The Rockford Files in the fall of 1996. The Network has also improved its Feature Presentation series by adding Cinema Spotlight, a series of hosted movies selected from the libraries of Warner Brothers, Columbia Tri Star and Paramount Pictures. In the fall of 1995 the Network premiered Nostalgia Television Issues and Answers, a panel discussion show hosted by Ron Nessen. Additional original programming produced by Nostalgia in 1995 includes big band and cabaret music specials, documentary specials produced in connection with the National Archives and Nostalgia's Big Beat Broadcast. The Network is currently developing additional original programming to commence airing in 1996. The Network's on air look has been enhanced with new logos, bumpers and promotions.

     In recent months, the Network has stabilized losses in its subscriber base due to retransmission consent and it presently reaches approximately nine million subscribers. Ratings have risen to a .2 Total Day and a .4 Monday to Sunday Prime time. During 1995, the Network launched its Lifestage Matrix program which provides affiliates with the necessary training and tools to effectively target the 50 years old and older demographic in their communities. Additionally, the Network has forged a relationship with Lion's Club International whereby its member organizations throughout the country will work with Nostalgia and its affiliates on its renowned SightFirst campaign. The community affairs program, launched last fall, won rave reviews from affiliates and was nominated for a Cable Television Public Affairs Association Beacon Award.

     Concept Communications, Inc. ("Concept"), the Company's majority shareholder, has provided $6.5 million in debt financing to the Company since January 1, 1996, and has also committed to provide up to an additional $4.5 million in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to satisfy its operating needs for 1996.

     Management projected in 1995 that the Company would need additional financing of approximately $20 million in the aggregate during the period 1996 through 2000. Based on the Company's experience in 1995 and on changes in the industry, management now believes that the Company will require significantly more funds during this period. Additional competition has both increased the costs which the Company must pay for programming and decreased the revenue potentials for the remaining years of the period. The Company also anticipates increased sales and marketing costs will be necessary as a result of increased competition.

     Management has considered various steps the Company might take to achieve profitability. It now believes that the Company's best alternative would be to form an alliance with a strategic partner, such as a cable operator or a diversified media company. By entering into an alliance, the Company would have greater bargaining power in its dealings with cable system operators, programming providers and advertisers. It might also gain better access to distribution.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.   MANAGEMENT STATEMENT (Concluded)

     The Company's Board of Directors has directed its Executive Committee to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee is now actively engaged in this study.

     Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance that the Company will be able to locate financing in the required amount (in excess of the funds committed by Concept for 1996), or that it will be able to achieve a strategic alliance.

2.   PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and their respective estimated service lives are summarized below:

                                           1995           1994
                                           ----           ----

     Transponder                      $ 1,427,968    $ 1,427,968        12 years
     Machinery and equipment              989,466        869,870    5 to 7 years
     Furniture and fixtures               247,535        208,188    5 to 7 years
     Leasehold improvements                89,838         89,491         5 years
                                      ----------------------------
                                        2,754,807       2,595,517

     Accumulated depreciation
       and amortization                (1,142,245)       (934,727)
                                      ----------------------------
                                      $ 1,612,562     $  1,660,790
                                       ===========================

     Depreciation expense included in Sales, General and Administrative expenses was $175,000, $112,162, and $153,576 for 1995, 1994 and 1993, respectively.
     Deposits of approximately $762,000 in 1993 were transferred to property and equipment in 1994 as they related to the transponder which was placed in service the same year.

3.   PROGRAMMING AND CABLECAST RIGHTS

     Prime time series consist of broadcast licenses for classic television series and other programming acquired from various film studios or other sources. The film library consists of vintage feature films, interstitial material, and other programming produced and/or owned by the Company. Film rights include broadcast licenses for films and specialty programming. Other programming and cablecast rights include costs to duplicate and edit programs for broadcasting as well as costs to produce programs and interstitial materials.


                                                      1995            1994
                                                      ----            ----
          Prime time series                       $20,083,000    $  4,532,000
          Film library                              1,191,667       1,191,667
          Film rights                                 750,000       1,634,500
          Other                                     1,640,272       1,610,644
                                                 ----------------------------
                                                   23,664,939       8,968,811

          Less accumulated amortization            (3,679,591)     (4,845,255)
                                                 ----------------------------
                                                 $ 19,985,348    $  4,123,556

                                                 ============================
          Consisting of:
               Current                           $  6,800,000    $  3,283,700
               Long term                           13,185,348         839,856
                                                 ----------------------------
                                                 $ 19,985,348    $  4,123,556
                                                 ============================

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.   PROGRAMMING AND CABLECAST RIGHTS (Concluded)

     Estimated future amortization of programming and cablecast rights and maturities of related long-term obligations are approximately as follows:


Year                        1996        1997         1998          1999         2000
                            ----        ----         ----          ----         ----

Amortization            $6,800,000   $5,570,000   $3,944,000   $3,139,000   $  532,000
Obligation maturities    6,200,000    5,466,000    4,208,000    2,228,000            -



     The Company acquired the following rights and materials during the years ended December 31,:

                                        1995         1994           1993
                                        ----         ----           ----
          Prime time series        $20,197,000   $ 4,532,000      $      -
          Other                      1,107,567       306,200       104,122
          Film rights                  750,000       136,000             -

     Revaluation of Film Library:

     The Company's film library consists of approximately 850 film titles, 700 short entertainment programs ranging from 3 to 20 minutes in length and approximately 400 serial episodes of varying lengths. The programs are primarily black and white prints of varying quality and are available through the public domain. From inception, this library was the primary source of the Network's programming. In recent years the Network gradually reduced the air time allotted to library titles.

     In the second half of 1994, management redirected the Network's programming emphasis, moving away from black and white productions in favor of color features. Additionally, the Company has begun to invest significant funds to acquire cablecast rights to popular television series. The Company invested $4,500,000 in 1994 and $20,197,000 in 1995; this trend is expected to continue into the future. Television series are now aired where films were once featured. The new on air look reduced the library usage to approximately 20% of weekly air time. This substantial reduction in usage caused management to believe the historical value of the film library to be impaired.

     At December 31, 1994, management reassessed both the useful life and fair value of the film library. Management determined the film library had three years of remaining useful life and, accordingly, reduced the life from twenty years to eleven years, resulting in an $864,742 charge accounted for as a change in estimate. The fair value was based upon expected future cash flows from the programming over the library's estimated remaining useful life of 3 years. The expected future cash flows was then discounted at a rate of 9%. The revised fair value resulted in a one time charge to operations of $395,290.

4.   NOTES PAYABLE AND LONG TERM DEBT

     Notes payable consists of the following:



                            Related Parties                              1995           1994
                            ---------------                          ----------------------------
       Bridge loans payable to Concept Communications, Inc.
       bearing interest ranging from 5.58% to 6.59%,
       increasing to 7.58% to 8.59% in February, 1996, due
       upon the earlier of an equity investment of not less
       than the amount of the Notes or October 1, 1996;
       however, Concept has represented that the Notes will
       not be called prior to February 1, 1997 . unless
       replaced by an equity investment.                             $10,000,000    $ 2,500,000






                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

4.   NOTES PAYABLE AND LONG TERM DEBT (Concluded)



                            Related Parties                              1995           1994
                            ---------------
       Subordinated note payable to Atlantic Video in the
       principal amount of $305,000, bearing interest at the
       rate of 2.5% per quarter, compounded quarterly, with
       principal and interest payable on March 31, 2002,
       after which date the interest rate is increased to
       3.75% per quarter, secured by accounts receivable.
       The note agreement contains certain restrictive
       covenants including limitations on liens, disposition
       of collateral and compliance with accounts and
       related contracts.                                                305,000      305,000

       Tenant improvement contribution payable to an
       affiliate in 60 monthly payments of $1,410, including
       interest at 8%                                                     68,096       85,161
                                                                     --------------------------
                                                                      10,373,096    2,890,161

       Less current portion                                               17,000       18,113
                                                                     --------------------------

                                                                     $10,356,096   $2,872,048
                                                                     ==========================


     Subsequent to December 31, 1995, Concept has loaned the Company an additional $6,500,000 and extended the due dates on all related debt to February 1, 1997. In connection with the additional borrowings and extension of the due dates the Company has entered into a security agreement covering substantially all the Company's assets in favor of Concept. Current maturities of notes payable and long-term debt to related parties is as follows:

              1996        1997         1998        1999         2000  Thereafter
              ----        ----         ----        ----         ----  ----------

           $17,000 $10,017,000      $17,000     $17,096           $-    $305,000


     Notes payable - other relates to various vendor financing agreements, the majority of which expire in 1996.

     In November 1993, Tiger Communications Company, LP ("Tiger") exercised warrants to acquire 4,634,995 shares of common stock of the Company. In connection therewith, Tiger elected to apply principal of $7,000,000 under certain subordinated promissory notes of the Company issued to Tiger in February and May 1992 and related accrued interest payable of $1,269,990 to the purchase of the shares. Accordingly, after offset of $748,950 in unamortized debt issuance costs and note discounts, the Company recognized $185,399 in common stock and $7,335,641 in additional paid-in capital at December 31, 1993. In connection with the foregoing, the Company granted certain registration rights with respect to the Common Stock issuable upon exercise of the warrants (see Note 5).

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   STOCK OPTIONS AND WARRANTS

     On July 15, 1987, the Company's Board of Directors adopted an Employee Stock Option Plan (the "1987 Plan") which provides for discretionary grants to employees, officers or directors employed by the Company or its parent, as well as other individuals who perform services for the Company. The 1987 Plan was approved by the Company's shareholders on August 31, 1987. 325,000 shares of stock have been reserved for issuance pursuant to the 1987 Plan. Data with respect to stock options under the 1987 Plan are as follows:


                                                               Shares        Options        Price
                                                              Reserved     Outstanding    per Share
                                                            ------------------------------------------

            Outstanding at December 31, 1993                     166,600        158,400  $.48   - 1.63

            Exercised                                                  -              -
            Canceled                                             102,900      (102,900)  $.48   - 1.63
                                                                 -------      ---------

            Outstanding at December 31, 1994                     269,500         55,500  $.48   - 1.63

            Exercised                                                  -              -
            Canceled                                              10,000       (10,000)  $.48   - 1.63
                                                                  ------       -------

            Outstanding at December 31, 1995                     279,500         45,500  $.48   - 1.63
                                                                 =======         ======

            Exercisable at December 31, 1995                           -         45,500  $ .48  - 1.25
                                                                                 ======

      On August 21, 1990, the Company's Board of Directors adopted an Incentive and Nonqualified Stock Option Plan (the "1990 Plan") which provides for discretionary grants to employees, officers and directors of the Company. The 1990 Plan was approved by the Company's shareholders on October 2, 1990. 1,000,000 shares of stock have been reserved for issuance pursuant to the 1990 Plan. Data with respect to stock options under the 1990 Plan are as follows:

                                                               Shares        Options        Price
                                                              Reserved     Outstanding    per Share
                                                            ------------------------------------------

            Outstanding at December 31, 1993                     802,000        198,000  $.48   - 1.57

            Exercised                                                  -       (33,334)  $.48
            Canceled                                              55,666       (55,666)  $.48   - 1.57
                                                                  ------       --------

         Outstanding at December 31, 1994                        857,666        109,000  $ .48  - 1.57

            Granted                                            (178,000)        178,000  $1.00
            Exercised                                                  -              -
            Canceled                                              71,000       (71,000)  $ .48  - 1.57
                                                                  ------       -------

            Outstanding at December 31, 1995                     750,666        216,000  $ .48  - 1.57
                                                                 =======        =======

         Exercisable at December 31, 1995                                        38,000  $ .48  - 1.57
                                                                                 ======

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



5.   STOCK OPTIONS AND WARRANTS (Concluded)

     In August 1995, the Board of Directors authorized granting options for 178,000 shares of stock to key management and employees under the 1990 plan. The options vest annually over a three year period at an exercise price of $1.00.

     In November, 1995, the Board of Directors authorized registration of Nostalgia's existing stock option plans and agreements under the Securities Act of 1933 and the establishment of a new stock option plan (the "1996 Plan") which will replace the two existing plans going forward. This action did not result in any additional shares being reserved for options. The 1996 Plan anticipates all remaining reserved shares under the 1987 and 1990 Plans will be transferred into the 1996 Plan as will any subsequent cancellations of any options currently outstanding in the 1987 and 1990 Plans. Additionally, the 1996 Plan provides for annual "formula" grants to nonemployee directors of 25,000 shares, 25% of which are immediately vested, the remainder vest over three years. The 1996 Plan was approved to provide an option plan which conforms to current securities law. In order to be adopted, the 1996 Plan will require shareholder approval at the Company's 1996 Annual Meeting.

     On August 2, 1994, the Company entered into an agreement with John G. Heim to be employed as the Company's President and Chief Executive Officer. Under the terms of the contract the Company entered into a stock option agreement which reserves 839,840 shares of common stock at an exercise price of $1.174, which is equal to the fair market value at the date of grant. The shares vest at a rate of 25% each nine months and the options expire at the earliest of (a) purchase of all shares, (b) 90 days following termination of employment, or (c) August 2, 2004. The number of shares vesting in a given period can be accelerated and/or additional options granted if the number of shares vesting is less than 1% of the total shares of common stock outstanding on such date.

     At December 31, 1995, there were warrants outstanding to purchase approximately 371,000 shares of the Company's common stock at prices ranging from $1.25 to $4.80 per share for an average price of $2.31 per share. No options or warrants were exercised during 1995. Warrants expire as follows: 215,000 in 1997 and 156,000 45 days after post-effective amendment to Form S-18 of the Company, as yet unfiled.

     During 1992, the Company entered into warrant agreements in connection with the $7,000,000 notes payable discussed in Note 4. The agreements consist of
     a) a five-year warrant exercisable commencing on February 24, 1993 (or earlier under certain circumstances), for the purchase of up to one million shares of the Company's common stock for $1.75 per share, b) a five-year warrant exercisable commencing on May 15, 1993 (or earlier under certain circumstances), for the purchase of up to one million shares of the Company's common stock for $2.00 per share and c) a five-year warrant exercisable commencing on February 24, 1993 (or earlier under certain circumstances), for the purchase of up to three million shares of the Company's common stock for $1.75 per share. In November 1993, warrants for 4,634,995 shares of common stock were exercised (see Note 4).

     Total common shares reserved for issuance of subscribed stock, options, warrants and conversion of preferred shares at December 31, 1995 were approximately 2,828,000.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS




6.   CAPITAL STOCK

     Common Stock
     ------------

     On November 13, 1984, the Company completed a public offering of 12,500,000 units of stock at $.02 per unit (156,250 units at $1.60 adjusted for all splits). Each unit originally consisted of one share of the Company's common stock and one purchase warrant to purchase one share of common stock at $.06 per share ($4.80 per share adjusted for all splits). The warrants are exercisable by the holder commencing May 13, 1985 and expire 45 days after the effective date of the post-effective amendment to Form S-18 of the Company, as yet unfiled. Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the assets received in exchange.

     Preferred Stock
     ---------------

     Each share of preferred stock is convertible into 100 shares of common stock at the option of the holder thereof. Each preferred share is entitled to vote as 100 shares of common stock. Preferred shareholders are entitled to preferential rights on dividends. To date, no dividends have been declared or paid.

7.   FEDERAL INCOME TAXES

     The Company has incurred net operating losses since its inception for income tax purposes. Accordingly, since realization of benefits from these losses is not assured, tax benefits were not recorded for financial statement purposes.

     At December 31, 1995, the Company has unused net operating loss carryforwards which will be limited. Internal Revenue Code Section 382 provides that certain changes in ownership of the Company can limit the amount of income that can be offset by net operating losses. The amount of the limitation is approximately $1,700,000 per year. The net operating loss carryforwards prior to the application of the limitations are as follows:

       Available for carryforward to
       Year Ending December 31,
       -----------------------

                   1998 - 2000                                   $     87,000
                   2001                                             1,323,000
                   2002                                             3,493,000
                   2003                                             1,725,000
                   2004                                             2,424,000
                   2005                                             3,630,000
                   2006                                             2,786,000
                   2007                                             2,803,000
                   2008                                             2,218,000
                   2009                                             2,976,000
                   2010                                             8,500,000
                                                                 -------------

                   Total                                         $ 31,965,000
                                                                 =============

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 - Accounting for Income Taxes as of January 1, 1993. Adoption of the new statement did not have an effect on the Company's financial position or results of operations.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



7.   FEDERAL INCOME TAXES (Concluded)

     Under the asset and liability approach specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

     Deferred income taxes arise from the difference between the financial statement and income tax basis of assets and liabilities. Principal items comprising net deferred tax assets as of December 31, 1995 and 1994 are as follows:


                                                      1995           1994
                                               --------------------------
Current:
Allowance for doubtful accounts                 $   768,000   $   439,000
Accrued liabilities                                 129,000        42,000
                                                --------------------------

    Total current deferred tax assets               897,000       481,000
                                                --------------------------
     Long-Term:
        Net operating loss carryforwards         10,868,000     7,978,000
        Program library                             381,000       428,000
        Accumulated depreciation                   (100,000)      (81,000)
                                                --------------------------

     Total net long-term deferred tax assets      11,149,000    8,325,000
                                                 --------------------------
     Total net deferred tax assets                12,046,000    8,806,000
     Valuation allowance                         (12,046,000)  (8,806,000)
                                                 --------------------------
     Net deferred tax asset                      $         -    $       -
                                                 ==========================

     Management believes that a valuation allowance is necessary due to uncertainty regarding the timing and amount of future utilization of net operating loss carryforwards.

8.   RELATED PARTY TRANSACTIONS

     Board Members
     -------------

     During 1992, the Company entered into agreements whereby a former member of The Board of Directors was to repay the balance of unauthorized consulting and finder's fees of $650,000 paid to him by the Company. The Company has a note receivable of $275,000 and accounts receivable of $70,000 due from the former member of The Board of Directors. The note receivable is secured by a warrant to purchase 100,000 shares of the Company's stock, bears interest at the rate of 8% per annum, and is past due. The Company has recorded a full reserve against these receivables.

     Interest Expense
     ----------------

     Interest expense to related parties was approximately $512,000, $168,000, and $805,000, for the years ended December 31, 1995 1994 and 1993, respectively.

                                THE NOSTALGIA NETWORK, INC.
                               NOTES TO FINANCIAL STATEMENTS



8.   RELATED PARTY TRANSACTIONS (Concluded)

     Office Leases
     -------------

     During 1990, the Company entered into a month-to-month sublease agreement for its Los Angeles, California offices with an entity affiliated with a former director. The Company paid $112,433 and $191,491 in rents under the sublease for the years ended December 31, 1994, and 1993, respectively. The sublease expired and those offices were closed in September, 1994.

     During 1994 the Company closed its California offices and relocated to Washington, DC. The Company entered into a five year lease agreement commencing November, 1994, with an entity affiliated with the Company's majority shareholder. The lease calls for base monthly rental payments of $12,537, plus 2% per year escalation and pro-rata increases in operating expenses and real estate taxes. The lease provides for three months rental abatement and a five year renewal option at the then prevailing market rate. For financial reporting purposes, the lease payments are being recognized on a straight-line basis over the initial term of the lease. The Company was required to contribute $70,000 for above building standard buildout items to be paid in 60 monthly installments of $1,410, including 8% interest.

     Production and Post Production Services
     ---------------------------------------

     During 1990, the Company entered into an agreement with Atlantic Video, Inc., an entity of which two directors of the Company are officers and directors, for studio, production and post production services, master control/uplink services and office space. Under the terms of the agreement, which expires September 30, 1996, the Company is required to purchase a minimum number of hours of such services during each year at specified rates. This agreement was amended in 1992 to reduce the minimum levels of service required to be purchased by the Company. The Company has agreed to pay a minimum monthly fee of $75,000. If the Company does not actually purchase $75,000 of services in a month, the differences up to a maximum of $50,000 for all months elapsed, subject to certain limitations, can be used as credit for the fees in future months. Any credits remaining at the end of the term are automatically extinguished. Services rendered to the Company under this agreement amounted to $1,173,000, $900,000, and $980,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

     Related party receivables and payables are as follows:

                                                           1995        1994
                                                         ---------------------
Accounts receivable:
        Note receivable - former Board member           $  275,000    $275,000
        Former management and Board members                 70,000      70,000
        Current and former employees                         5,900      12,044
        Less reserve for bad debts                        (345,000)   (345,000)
                                                        ----------- -----------

              Total                                     $    5,900    $ 12,044
                                                        =======================
Accounts payable:
        Atlantic Video, Inc                              $ 259,964    $732,778
                                                        =========== ============

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



9.   COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     Roger M. Rosenberg, et al v. Sam Oolie, et al. On or about September 29, 1989, an action was commenced in the Delaware Court of Chancery for New Castle County (the "Rosenberg/Cooke action"). The Company is identified as a nominal defendant in the Rosenberg/Cooke action and, as to the purported derivative claims, has no liability as a matter of Delaware Law. The Company is required to advance the Directors defense costs.

     Michael E. Marcovsky v. The Nostalgia Network, Inc. et al. On or about June 13, 1994, an action was commenced in the Superior Court for the County of Los Angeles (the "Marcovsky action"). On January 27, 1994, Nostalgia's Board of Directors adopted resolutions providing, among other things, for Mr. Marcovsky's termination for cause as the Company's Chief Executive Officer and removal as Chairman of the Board. Mr. Marcovsky alleged that he was wrongfully terminated and demanded in excess of $1,000,000, to which the Company responded with numerous counter claims in excess of that amount. Pursuant to an agreement between the parties this action has been dismissed with prejudice.

     Employment Agreements
     ---------------------

     On August 2, 1994, the Company entered into an employment agreement with John G. Heim pursuant to which Mr. Heim serves as the Company's President and Chief Executive Officer. The agreement provides for an annual salary of $300,000 with annual merit increases of not less than 5% of the immediately prior base salary and a $150,000 sign on bonus payable prior to December 31, 1994. For the first two contract years he is not eligible for bonuses. Subsequent to December 31, 1995, this agreement was amended to reflect an expiration date of June 30, 1996, and to provide for Mr. Heim to continue to consult with the Company after that date should the Company desire his services. The Company is actively searching for a replacement for Mr. Heim.

     Leases
     ------

     Transponder

     The Company leases satellite transponder space and services on a 24-hour per day basis. In connection with the Company's new satellite transponder, which launched in March, 1994, a launch protection fee of $1,000,000 was paid and interest costs of $284,000 were capitalized along with other costs to acquire the transponder. The basic monthly rate is $205,400 for a term spanning the life of the satellite, which is estimated to be twelve years. Expense for satellite transponder space and services was $2,464,800, $2,313,000, and $2,202,000 for 1995, 1994 and 1993, respectively.

     Office, Studio, and Equipment

     The Company conducts operations from leased premises which include studio, office, sales and storage facilities. The Company also leases certain production and communication equipment including its transponder. Generally the leases provide for renewal for various periods at stipulated rates. Some of the leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



9.   COMMITMENTS AND CONTINGENCIES (Concluded)

     Lease expense for premises and equipment for 1995, 1994 and 1993, which consisted entirely of minimum rentals, was $226,000, $338,000, and $469,000, respectively. Approximate minimum rental commitments under all noncancellable leases, including the transponder lease having terms in excess of a year are as follows:


                   Year Ending                    Facility       Uplink      Transponder      Total
                   December 31,                    Leases        Leases         Lease
                   ------------                 --------------------------------------------------------

                       1996                       $206,000      $225,000   $  2,464,800   $ 2,895,800
                       1997                        157,000             -      2,464,800     2,621,800
                       1998                        160,000             -      2,464,800     2,624,800
                       1999                        163,000             -      2,464,800     2,627,800
                       2000                              -             -      2,464,800     2,464,800
                       Thereafter                        -             -     12,324,000    12,324,000

     Rating Service Contract
     -----------------------

     On September 4, 1990, the Company contracted with a service that provides ratings reports, analysis reports, demographic reports and other special reports. The agreement, commencing October 1990, covers a minimum period of five years, requires a monthly base charge of $40,000 reduced by a 50% discount if the Company's annual gross advertising billings are less than or equal to $10,000,000. The base charge is further reduced by 30% for the first two years, 25% for the third year, 20% for the fourth year and 10% for the fifth year. Surcharges and adjustments are also made to the base charge for metered sample households and changes in the Consumer Price Index. The Company is in the process of renewing this contract for an additional five year period under substantially similar terms and conditions as experienced in the past year.

     Major Customers
     ---------------

     During 1995, 1994 and 1993, a major customer accounted for 15%, 11%, and 10% of affiliate revenues, respectively. Advertising sales revenues from one agency accounted for 16% of advertising sales in 1995; revenues from two advertising agencies accounted 11% and 10.5% in 1994, and two agencies combined accounted for 19%, in 1993, respectively.

     During 1995, RSTV, Inc., doing business as Via TV! ("Via") accounted for almost all of other revenue and approximately 11% of total net revenues. Via provided the Network with an interactive home shopping program service. Via was to pay the Network a commission based on net sales, subject to certain base minimums. During 1995, a contract dispute arose and Via ceased making contractually obligated payments; however, due to uncertainty regarding the collectibility of the amounts due from Via, during the second half of 1995 management recorded a reserve against the revenue on a monthly basis. The Network continued to air Via's programming and accrued their minimum contractual obligations. Via's contract expired and the Network ceased airing their programming on December 31, 1995. Subsequent to year end the Company entered into a stipulated judgment agreement against Via in excess of the amounts recorded as receivable. Subsequent to receiving the judgment, Via filed for bankruptcy protection.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


10.  RELOCATION EXPENSES

     On June 30, 1994, the Company closed its California Headquarters and relocated to temporary space in its programming and production offices in Alexandria, Virginia, until construction of permanent offices in Washington DC was completed in November, 1994. The move located the Company's headquarters in closer proximity to the majority of its divisional offices, with the programming and production offices 15 minutes away, the eastern affiliate sales office in suburban Philadelphia and the ad sales office in New York. This closer proximity provides greater synergy amongst the divisions and allows more cost effective and efficient travel between offices for meetings. Concurrently, the western affiliate sales office was relocated to Denver to provide greater proximity to many of the larger multiple system operators ("MSO") and place the office more centrally in its region to reduce travel time and expenses. In connection with the moves, the Company incurred $545,000 for related severance and relocation costs.

11.  RECLASSIFICATIONS AND FOURTH QUARTER ADJUSTMENTS

     Certain prior year amounts have been reclassified to conform to the current method of presentation.

     During the fourth quarter of 1994 the Company changed the estimated useful life of its film library. The aggregate effect of this change was to increase net loss by $864,742, or $.05 per share. Additionally, the Company revalued its film library due to changes in the nature of the Company's programming and reduced usage of the film library. The aggregate effect of this was to increase net loss by $395,290, or $.02 per share.

     During the fourth quarter of 1993, the Company reviewed its accounts and note receivable which resulted in adjustments which decreased affiliate revenues and accounts receivable and increased the allowance for doubtful accounts and bad debt expense. The aggregate effect of these items was to increase the net loss for the fourth quarter by approximately $980,000 or $.07 per share.

12.  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:


                                                     1995        1994        1993
                                                  -----------------------------------
       Cash paid during the year for:
         Interest                                   $233,000     $50,200        None
         Income taxes                                   None        None        None

     Supplemental schedule of noncash investing and financing activities:

     Fiscal 1995
     -----------

          Programming acquisitions totaling $19,967,500 were financed through vendor debt obligations.

          The Company reissued 21,994 shares of treasury stock at a carrying cost of $145,000 in connection with issuance of common stock subscribed at December 31, 1995.


     Fiscal 1994
     -----------

          Programming acquisitions totaling $3,073,000 were financed through vendor debt obligations and $605,349 of programming payables were refinanced through a note payable.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



12.  STATEMENTS OF CASH FLOWS (Concluded)

          Leasehold improvements and furniture purchases totaling $123,801 were financed through vendor debt obligations.

          The transponder acquisition was financed in part through application of $832,784 in deposits and execution of a note payable for $460,004.

          625 shares of preferred stock were converted into 62,500 shares of common stock.

          The Company determined that accounts payable of $57,984, associated with debt acquisition costs, were not owed by the Company and, accordingly, offset the amounts against additional paid in capital.

     Fiscal 1993
     -----------

          Tiger exercised its option to convert its subordinated note of $7,000,000 and accrued interest of $1,269,990 into 4,634,995 shares of common stock. Unamortized debt issue costs and note discounts of $748,950 were offset against additional paid-in capital.

13   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value at December 31, 1995.

     Notes payable and long-term debt: The carrying amounts of the Company's notes payable and long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. No material differences exist between the Company's incremental borrowing rates and the stated rates of interest. The carrying amounts approximate fair value at December 31, 1995.

14   EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") does not apply to assets whose accounting is prescribed by Statement of Financial Accounting Standards Nos. 53 and 63, "Financial Reporting by Producers and Distributors of Motion Picture Films" and "Financial Reporting by Broadcasters" which includes programming and cablecast rights. The Company will adopt SFAS 121 effective January 1, 1996 for its other long-term assets. Management does not anticipate that its adoption will have a material impact on the financial statements.

     Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company does not intend to adopt the fair value method, therefore, there will be no impact on the financial statements.


                                                          THE NOSTALGIA NETWORK, INC.
                                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at    Charged to      Charged to
                                                    Beginning     Costs and        Other                      Balance at
               Description                           of Year      Expenses        Accounts   Deductions (1)   End of Year
               -----------                      ---------------------------------------------------------------------------


     Year ended December 31, 1993
       Allowance for doubtful accounts receivable   $  535,000   $  881,782     $     --     $  109,782    $  1 ,307,000
                                                  =========================================================================

     Year ended December 31, 1994
       Allowance for doubtful accounts receivable   $1,307,000   $  675,000     $     --      $  691,000    $  1,291,000
                                                  =========================================================================

     Year ended December 31, 1995
       Allowance for doubtful accounts receivable   $1,291,000   $1,541,000     $     --      $  574,000    $  2,258,000
                                                  =========================================================================









(1)  Uncollectible accounts written off.

                              PROMISSORY NOTE



$1,500,000
Washington, D.C.
Maturity Date:  February 1, 1996
July 24, 1995


     FOR VALUE RECEIVED, the undersigned, THE NOSTALGIA NETWORK, INC., a Delaware Corporation ("Maker"), hereby promises to pay to the order of CONCEPT COMMUNICATIONS, INC., a Delaware corporation, or any subsequent holder or holders ("Holder") of this Promissory Note (this "Note"), at 650 Massachusetts Avenue, N.W., Washington, D.C., 20001, or at such other place as Holder may from time to time designate in writing, the principal sum of One Million Five Hundred Thousand Dollars ($1,500,000), together with all accrued interest on such outstanding balance, in accordance with the terms and provisions of this Note.

          1. Principal and Interest. Interest shall accrue on the outstanding principal balance of this Note from March 29, 1995, at the rate of six and nine hundredths percent (6.59%) per annum, and the principal balance together with all interest accrued thereon, shall be payable on February 1, 1996 (the "Ma-

turity Date"). In the event that the principal balance and all accrued interest is not paid on or before February 1, 1996, interest shall accrue thereafter on all unpaid amounts at the rate of eight and nine hundredths percent (8.59%) per annum.

          2. Payments. All payments by Maker hereunder shall be applied (i) first to the interest due and unpaid under this Note, and (ii) thereafter, to any principal owing under this Note.

          3. Prepayment. Maker shall have the right to prepay, in part or in full, without penalty, this Note (together with all accrued interest to the date of prepayment on the amount of prin-

cipal thus prepaid) at any time or times. The purpose of this loan is to provide a bridge until Maker is able to negotiate an equity investment not less than the principal amount hereof. If this investment occurs prior to the Maturity Date, Maker shall be required to prepay all amounts owed hereunder.

          4.   Waiver Regarding Notice.  Maker waives
presentment, demand and presentation for payment, protest and notice of protest, and, except as otherwise specifically provided herein, any other notices of whatever kind or nature, bringing of suit and diligence in taking any action to collect any sums owing hereunder. From time to time, without in any way affecting the obligation of Maker to pay the outstanding principal balance of this Note and any interest accrued thereon and fully to observe and perform the covenants and obligations of Maker under this Note, without giving notice to, or obtaining the consent of, Maker, and without any liability whatsoever on the part of Holder, Holder may, at its option, extend the time for payment of interest hereon and/or principal of this Note, reduce the payments hereunder, release anyone liable on this Note or accept a renewal of this Note, join in any extension or subordination, or exercise any right or election hereunder. No one or more of such actions shall constitute a novation or operate to release any party liable for or under this Note, either as Maker or otherwise.

          5. Events of Default. Each of the following shall constitute an "Event of Default" hereunder:

               a. Maker's failure to make any required payment of principal and/or interest under this Note, or any other amount due and payable under this Note on or before the date on which such payment is due under this Note; and

               b. Maker's failure to make any required payment when due of any other amounts owed by Maker to Holder; and

               c. Maker's insolvency, general assignment for the benefit of creditors, or the commencement by or against Maker of any case, proceeding, or other action seeking reorganization, arrangement, adjustment, liquidation, dissolution, or composition of Maker's debts under any law relating to bankruptcy, insolvency, or reorganization, or relief of debtors, or seeking appointment of a receiver, trustee, custodian, or other similar official for Maker or for all or any substantial part of Maker's assets.

          6. Acceleration. Upon the occurrence of an Event of Default, Holder shall have the right to cause the entire unpaid principal balance, together with all accrued interest thereon, reasonable attorneys' and paralegals' fees and all fees, charges, costs and expenses, if any, owed by Maker to Holder, to become immediately due and payable in full by giving written notice to Maker.

          7. Remedies. Upon the occurrence of an Event of Default, Holder may avail itself of any legal or equitable rights which Holder may have at law or in equity or under this Note, including, but not limited to, the right to accelerate the indebtedness due under this Note as described in the preceding sentence. The remedies of Holder as provided herein shall be distinct and cumulative, and may be pursued singly, successively or together, at the sole discretion of Holder, and may be exercised as often as occasion therefor shall arise. Failure to exercise any of the foregoing options upon the occurrence of an Event of Default shall not constitute a waiver of the right to exercise the same or any other option at any subsequent time in respect to the same or any other Event of Default, and no single or partial exercise of any right or remedy shall preclude other or further exercise of the same or any other right or remedy. Holder shall have no duty to exercise any or all of the rights and remedies herein provided or contemplated. The acceptance by Holder of any payment hereunder that is less than payment in full of all amounts due and payable at the time of such payment shall not constitute a waiver of the right to exercise any of the foregoing rights or remedies at that time, or nullify any prior exercise of any such rights or remedies without the express written consent of Holder.

          8. Expenses of Collection. If this Note is referred to an attorney for collection, whether or not suit has been filed or any other action instituted or taken to enforce or collect under this Note, Maker shall pay all of Holder's costs, fees (including reasonable attorneys' and paralegals' fees) and expenses in connection with such referral.

          9. Governing Law. The provisions of this Note shall be governed and construed according to the law of the District of Columbia, without giving effect to its conflicts of laws provisions.

          10. No Waiver. Neither any course of dealing by Holder nor any failure or delay on its part to exercise any right, power or privilege hereunder shall operate as a waiver of any right or remedy of Holder hereunder unless said waiver is in writing and signed by Holder, and then only to the extent specifically set forth in said writing. A waiver as to one event shall not be construed as a continuing waiver by Holder or as a bar to or waiver of any right or remedy by Holder as to any subsequent event.

          11.  Notices.

               a. All notices hereunder shall be in writing and shall either be hand delivered, with receipt therefor, or sent by Federal Express or similar courier, with receipt therefor, or by certified or registered mail, postage prepaid, return receipt requested, as follows:

     If to Maker:        The Nostalgia Network, Inc.
                    650 Massachusetts Avenue, N.W.
                    Washington, D.C.  20001
                    Attn:  President

     If to Holder:       Concept Communications, Inc.
                    650 Massachusetts Avenue, N.W., Second Floor
                    Washington, D.C.  20001

Notices shall be effective when received; provided, however, that if any notice sent by courier or by certified or registered mail is returned as undeliverable, such notice shall be deemed effective when mailed or given to such courier.

               b. Either of the foregoing persons may change the address to which notices are to be delivered to it hereunder by giving written notice to the others as provided in this Paragraph 11.

          12. Severability. In the event that any one or more of the provisions of this Note shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Note, and this Note shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

          13. Limitations of Applicable Law. In the event the operation of any provision of this Note results in an effective rate of interest transcending the limit of the usury or any other law applicable to the loan evidenced hereby, all sums in excess of those lawfully collectible as interest for the period in question shall, without further agreement or notice by any party to this Note, be applied to the unpaid principal balance of this
Note immediately upon receipt of such monies by Holder, with the same force and effect as though Maker had specifically designated such extra sums to be so applied to the unpaid principal balance and Holder had agreed to accept such extra payment(s) as a prepayment.

          14. Captions. The captions herein are for convenience of reference only and in no way define or limit the scope or content of this Note or in any way affect its provisions.

          15. Debtor-Creditor Relationship. Holder shall in no event be construed for any purpose to be a partner, joint venturer or associate of Maker, it being the sole intention of the parties to establish a relationship of debtor and creditor.

          16. Time of the Essence. It is expressly agreed that time is of the essence in the performance of the obligations set forth in this Note.

     IN WITNESS WHEREOF, Maker has executed this Promissory Note on this 24th day of July, 1995, pursuant to due authority.


                              MAKER:

ATTEST:                       THE NOSTALGIA NETWORK, INC.,
                                a Delaware corporation



/s/ ROBERT J. WUSSLER              By: /s/ WILLIAM LASH, III

   Robert Wussler                     William Lash
   Nostalgia 144 Committee                 Nostalgia 144
Committee

                              PROMISSORY NOTE



$2,000,000
Washington, D.C.
Maturity Date:  February 1, 1996
October 2, 1995


     FOR VALUE RECEIVED, the undersigned, THE NOSTALGIA NETWORK, INC., a Delaware Corporation ("Maker"), hereby promises to pay to the order of CONCEPT COMMUNICATIONS, INC., a Delaware corporation, or any subsequent holder or holders ("Holder") of this Promissory Note (this "Note"), at 650 Massachusetts Avenue, N.W., Washington, D.C., 20001, or at such other place as Holder may from time to time designate in writing, the principal sum of Two Million Dollars ($2,000,000), together with all accrued interest on such outstanding balance, in accordance with the terms and provisions of this Note.

          1. Principal and Interest. Interest shall accrue on the outstanding principal balance of this Note from March 29, 1995, at the rate of five and fifty-eight hundredths percent (5.58%) per annum, and the principal balance together with all interest accrued thereon, shall be payable on February 1, 1996 (the "Maturity Date"). In the event that the principal balance and all accrued interest is not paid on or before the Maturity Date, interest shall accrue thereafter on all unpaid amount at the rate equal to that accruing on six month United States Treasury bills as of such date plus two percentage points.

          2. Payments. All payments by Maker hereunder shall be applied (i) first to the interest due and unpaid under this Note, and (ii) thereafter, to any principal owing under this Note.

          3. Prepayment. Maker shall have the right to prepay, in part or in full, without penalty, this Note (together with all accrued interest to the date of prepayment on the amount of prin-

cipal thus prepaid) at any time or times. The purpose of this loan is to provide a bridge until Maker is able to negotiate an equity investment not less than the principal amount hereof. If this investment occurs prior to the Maturity Date, Maker shall be required to prepay all amounts owed hereunder.

          4.   Waiver Regarding Notice.  Maker waives
presentment, demand and presentation for payment, protest and notice of protest, and, except as otherwise specifically provided herein, any other notices of whatever kind or nature, bringing of suit and diligence in taking any action to collect any sums owing hereunder. From time to time, without in any way affecting the obligation of Maker to pay the outstanding principal balance of this Note and any interest accrued thereon and fully to observe and perform the covenants and obligations of Maker under this Note, without giving notice to, or obtaining the consent of, Maker, and without any liability whatsoever on the part of Holder, Holder may, at its option, extend the time for payment of interest hereon and/or principal of this Note, reduce the payments hereunder, release anyone liable on this Note or accept a renewal of this Note, join in any extension or subordination, or exercise any right or election hereunder. No one or more of such actions shall constitute a novation or operate to release any party liable for or under this Note, either as Maker or otherwise.

          5. Events of Default. Each of the following shall constitute an "Event of Default" hereunder:

               a. Maker's failure to make any required payment of principal and/or interest under this Note, or any other amount due and payable under this Note on or before the date on which such payment is due under this Note; and

               b. Maker's failure to make any required payment when due of any other amounts owed by Maker to Holder; and

               c. Maker's insolvency, general assignment for the benefit of creditors, or the commencement by or against Maker of any case, proceeding, or other action seeking reorganization, arrangement, adjustment, liquidation, dissolution, or composition of Maker's debts under any law relating to bankruptcy, insolvency, or reorganization, or relief of debtors, or seeking appointment of a receiver, trustee, custodian, or other similar official for Maker or for all or any substantial part of Maker's assets.

          6. Acceleration. Upon the occurrence of an Event of Default, Holder shall have the right to cause the entire unpaid principal balance, together with all accrued interest thereon, reasonable attorneys' and paralegals' fees and all fees, charges, costs and expenses, if any, owed by Maker to Holder, to become immediately due and payable in full by giving written notice to Maker.

          7. Remedies. Upon the occurrence of an Event of Default, Holder may avail itself of any legal or equitable rights which Holder may have at law or in equity or under this Note, including, but not limited to, the right to accelerate the indebtedness due under this Note as described in the preceding sentence. The remedies of Holder as provided herein shall be distinct and cumulative, and may be pursued singly, successively or together, at the sole discretion of Holder, and may be exercised as often as occasion therefor shall arise. Failure to exercise any of the foregoing options upon the occurrence of an Event of Default shall not constitute a waiver of the right to exercise the same or any other option at any subsequent time in respect to the same or any other Event of Default, and no single or partial exercise of any right or remedy shall preclude other or further exercise of the same or any other right or remedy. Holder shall have no duty to exercise any or all of the rights and remedies herein provided or contemplated. The acceptance by Holder of any payment hereunder that is less than payment in full of all amounts due and payable at the time of such payment shall not constitute a waiver of the right to exercise any of the foregoing rights or remedies at that time, or nullify any prior exercise of any such rights or remedies without the express written consent of Holder.

          8. Expenses of Collection. If this Note is referred to an attorney for collection, whether or not suit has been filed or any other action instituted or taken to enforce or collect under this Note, Maker shall pay all of Holder's costs, fees (including reasonable attorneys' and paralegals' fees) and expenses in connection with such referral.

          9. Governing Law. The provisions of this Note shall be governed and construed according to the law of the District of Columbia, without giving effect to its conflicts of laws provisions.

          10. No Waiver. Neither any course of dealing by Holder nor any failure or delay on its part to exercise any right, power or privilege hereunder shall operate as a waiver of any right or remedy of Holder hereunder unless said waiver is in writing and signed by Holder, and then only to the extent specifically set forth in said writing. A waiver as to one event shall not be construed as a continuing waiver by Holder or as a bar to or waiver of any right or remedy by Holder as to any subsequent event.

          11.  Notices.

               a. All notices hereunder shall be in writing and shall either be hand delivered, with receipt therefor, or sent by Federal Express or similar courier, with receipt therefor, or by certified or registered mail, postage prepaid, return receipt requested, as follows:

     If to Maker:        The Nostalgia Network, Inc.
                    650 Massachusetts Avenue, N.W.
                    Washington, D.C.  20001
                    Attn:  President

     If to Holder:       Concept Communications, Inc.
                    650 Massachusetts Avenue, N.W., Second Floor
                    Washington, D.C.  20001

Notices shall be effective when received; provided, however, that if any notice sent by courier or by certified or registered mail is returned as undeliverable, such notice shall be deemed effective when mailed or given to such courier.

               b. Either of the foregoing persons may change the address to which notices are to be delivered to it hereunder by giving written notice to the others as provided in this Paragraph 11.

          12. Severability. In the event that any one or more of the provisions of this Note shall for any reason be held to be invalid, illegal or unenforceable in any respect, such inva-

lidity, illegality or unenforceability shall not affect any other provision of this Note, and this Note shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

          13. Limitations of Applicable Law. In the event the operation of any provision of this Note results in an effective rate of interest transcending the limit of the usury or any other law applicable to the loan evidenced hereby, all sums in excess of those lawfully collectible as interest for the period in question shall, without further agreement or notice by any party to this Note, be applied to the unpaid principal balance of this
Note immediately upon receipt of such monies by Holder, with the same force and effect as though Maker had specifically designated such extra sums to be so applied to the unpaid principal balance and Holder had agreed to accept such extra payment(s) as a prepayment.

          14. Captions. The captions herein are for convenience of reference only and in no way define or limit the scope or content of this Note or in any way affect its provisions.

          15. Debtor-Creditor Relationship. Holder shall in no event be construed for any purpose to be a partner, joint venturer or associate of Maker, it being the sole intention of the parties to establish a relationship of debtor and creditor.

          16. Time of the Essence. It is expressly agreed that time is of the essence in the performance of the obligations set forth in this Note.

      IN WITNESS WHEREOF, Maker has executed this Promissory Note on this second day of October, 1995, pursuant to due authority.


                              MAKER:

ATTEST:                       THE NOSTALGIA NETWORK, INC.,
                                a Delaware corporation




/s/ DANIEL C. HOLDGREIWE           By:/s/ MARTIN A. GALLOGLY

Daniel C. Holdgreiwe                  Marty Gallogly
Secretary                        Vice-President