Form 10-Q
period 1996-03-31
NOSTALGIA NETWORK INC
filed 1996-05-15
CIK 747178

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from .......... to ...........

                 Commission File Number 0-13102


                   THE NOSTALGIA NETWORK, INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

           Delaware                        84-0923659
_______________________________ _______________________________
(State or other jurisdiction of (I.R.S. Employer Identification
        incorporation)                        No.)

650 Massachusetts Avenue NW, Washington, DC              20001
____________________________________________          __________
(Address of Principal executive office)               (Zip Code)


                         (202) 289-6633
      ____________________________________________________
      (Registrant's telephone number, including area code)

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

                        TABLE OF CONTENTS



                                                         Page No.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          March 31, 1996  and December 31, 1995              3

          Statements of Operations
          For the Three Months Ended March 31, 1996 and      4
          1995

          Statements of Cash Flows
          For the Three Months Ended March 31, 1996 and      5
          1995

          Notes to Financial Statements                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      7 - 11

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of
          Securities Holders                                 11


Item 5.   Other Information                                  11

Index to Exhibits                                            13

Exhibit 27 - Financial Data Schedule                         14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         THE NOSTALGIA NETWORK, INC.
                              BALANCE SHEETS

                                       (Unaudited)
                                      March 31, 1996    December 31, 1995
                                      --------------    -----------------
             ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $ 1,162,326      $  855,739
 Accounts receivable, less allowance
   of $2,204,000 and $2,258,000,
   respectively                          1,081,485       1,304,596
 Prepaid legal fees                         75,000          75,000
 Prepaid expenses                           68,305         106,265
 Cablecast rights                        6,800,000       6,800,000
                                       ___________     ___________
    Total current assets                 9,187,116       9,141,600

Programming and cablecast rights
  - net                                 11,537,160      13,185,348
Property and equipment - net             1,584,932       1,612,562
Other assets                                16,031          16,031
                                       ___________     ___________
    Total assets                       $22,325,239     $23,955,541
                                       ===========     ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Current maturities of long-term
   obligations                         $ 6,814,178     $ 6,355,493
 Accounts payable                        1,122,771       1,406,840
 Accrued expenses and other
   liablilities                            842,185         834,306
                                       ___________     ___________
    Total current liabilities            8,779,134       8,596,639
                                       ___________     ___________

LONG-TERM OBLIGATIONS, less current
  maturities
 Notes and interest payable - related
   parties                              13,112,819      10,925,346
 Accrued interest payable and other         49,408          54,747
 Cablecast licenses and fees payable    10,072,507      11,901,542
                                       ___________     ___________
    Total long-term liabilities         23,234,734      22,881,635
                                       ___________     ___________
    Total liabilities                   32,013,868      31,478,274
                                       ___________     ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock: $2 par value,
   125,000 shares authorized,
  3,250 issued and outstanding               6,500           6,500
 Common stock: $0.04 par value,
   30,000,000 shares authorized,
   20,274,371 and 20,274,371 shares
   issued and outstanding,
   respectively                            810,975         810,975
 Additional paid-in capital             30,213,554      30,213,554
 Deficit                               (40,719,658)    (38,553,762)
                                       ___________     ___________
    Total stockholders' equity
      (deficit)                         (9,688,629)     (7,522,733)
                                       ___________     ___________
    Total liabilities and
      stockholders' equity (deficit)   $22,325,239     $23,955,541
                                       ===========     ===========

       See accompanying notes to the financial statements.
                              - 3 -

                    THE NOSTALGIA NETWORK, INC.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                         For the Three Months
                                         Ended March 31,
                                         ---------------------
                                         1996         1995
                                         ----         ----
OPERATING REVENUES
  Affiliate revenue                      $1,100,063   $1,119,493
  Advertising sales revenue               1,700,292    1,583,234
  Other                                       5,363      246,126
                                         __________   __________
    Total operating revenues              2,805,718    2,948,853
                                         __________   __________
OPERATING EXPENSES
  Programming, production and
    transmission                          1,396,143    1,125,282
  Programming amortization                1,648,188    1,583,787
  Sales and marketing                     1,129,885    1,093,607
  Finance, general and administration       765,400    1,045,948
                                         __________   __________
    Total operating expenses              4,939,616    4,848,624
                                         __________   __________
LOSS FROM OPERATIONS                     (2,133,898)  (1,899,771)
                                         __________   __________
OTHER INCOME AND (EXPENSE)
    Interest and Other - net                (31,997)     (80,345)
                                         __________  ___________
NET LOSS                                $(2,165,895) $(1,980,116)
                                         ===========  ==========

NET LOSS PER COMMON SHARE                    $(0.11)      $(0.10)
                                         ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING      20,274,371   20,255,704
                                         ==========   ==========

       See accompanying notes to the financial statements
                              - 4 -

                   THE NOSTALGIA NETWORK, INC.
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                          For the Three Months
                                          Ended March 31,
                                          --------------------
                                          1996           1995
                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $(2,165,896)   $(1,979,636)
 Adjustments to reconcile net loss to
   net cash used in operating
   activities:
     Depreciation and amortization          1,726,788      1,599,492
     Provision for losses on accounts
       receivable                             (54,000)       132,000
 Net change in operating assets and
   liabilities:
     (Increase) decrease in accounts
       receivable                             277,311        (76,760)
     Decrease in prepaid expenses &
       other assets                            37,960         71,353
     (Decrease) in accounts payable          (284,069)      (553,754)
     Increase in accrued expenses
       and other liabilities                  189,815        318,073
                                           __________     __________
       Net cash used in operating
         activities                          (272,091)      (489,232)
                                           __________     __________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of programming and
       cablecast rights                          -          (138,722)
     Purchases of property and other
       assets                                 (50,972)          -
                                           __________     __________
        Net cash used in investing
          activities                          (50,972)      (138,722)
                                           __________     __________
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long-term obligations    (1,370,350)    (1,586,180)
     Proceeds from bridge financing         2,000,000      4,000,000
                                           __________     __________
        Net cash provided by financing
          activities                          629,650      2,413,820
                                           __________     __________
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                306,587      1,785,866

CASH AND CASH EQUIVALENTS - beginning         855,739      2,782,683
                                           __________     __________
CASH AND CASH EQUIVALENTS - ending         $1,162,326     $4,568,549
                                           ==========     ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of subscribed stock          $     -           $16,000
                                           ==========     ==========

       See accompanying notes to the financial statements
                              - 5 -

                   The Nostalgia Network, Inc.


                  NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On January 4, 1996, and February 26, 1996, the Company executed promissory notes in favor of Concept Communications, Inc. ("Concept") in the amount of $1,000,000 each bearing interest at 5.28% and 4.89%, respectively. Subsequent to March 31, 1996, the Company executed an additional promissory note to Concept in the amount of
     $4,500,000 at 5.31%.    The proceeds of these notes are to
     provide bridge financing for working capital purposes until such time as Concept and the Company can agree upon a price at which the Company will sell its securities to Concept. These notes are covered by the terms of a certain Security Agreement between Concept and the Company dated January 4,
     1996, as amended.    Concept has stated it does not intend
     to call its outstanding notes prior to February 1, 1997 unless replaced by an equity investment.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This report contains forward-looking statements which involve
risks and uncertainties.    The Company's actual results may
differ significantly from the results discussed in the forward-
looking statements.    For a discussion of the risks that may
have an impact on the Company's results, see the Company's report on Form 10-K for the year ended December 31, 1995.

Results of Operations

Total revenues decreased $143,135 or 5% (from $2,948,853 to
$2,805,718) for the First Quarter.   The decline resulted
principally from decreases in other revenues of $240,763, or 98% (from $246,126 to $5,363), and affiliate revenue decreases of $19,430, or 2% (from $1,119,493 to $1,100,063) for the Quarter.
Partially offsetting those decreases was an increase in Advertising Revenue of $117,058, or 7% (from $1,583,234 to $1,700,292).

Other revenues decreased by $240,763, or 98%, due to the December 1995 termination of the Company's contract for interactive home
shopping services.    During 1995 the Company had allotted
approximately 30 hours a week to interactive home shopping. Contractual problems with RSTV Inc., which provided the service under the name Via TV! ("Via"), coupled with Via's poor product mix and services, caused the Company to not renew the contract. The air time allotted home shopping during 1995 has temporarily reverted to infomercials while the Company examines alternative programming models for that time period, including potential new providers of interactive home shopping.

Advertising revenue increased principally due to increased hours
available for long-format ("infomercial") sales.   Infomercial
sales increased $181,046, or 20% (from $910,142 to $1,091,188.
During third quarter 1995 the Company completed its efforts to eliminate infomercials during its mid-day programming and no longer airs infomercials during the period from 10 am to 3 am,
Monday through Friday.    While this change reduced the number of
hours devoted to infomercials, the reversion of interactive home shopping to infomercials during the overnight hours of 3 am to 7 am, Monday through Sunday, has increased the total hours of infomercials. Although the amount of time devoted to infomercials was almost doubled, the effective average hourly rate was reduced
by approximately 38%.    This rate reduction is due to a
combination of eliminating mid day infomercials, which demand the highest rate, and adding a higher concentration of lower rate
overnight infomercial hours.   Management's plan is to identify
alternative programming models for its overnight block to replace
the hours reverted to infomercials.    Management currently has
no intentions to air infomercials during the hours from 10 am to 3 am, Monday through Friday.

Partially offsetting the increase in infomercial revenues is a decrease in conventional advertising of $64,000 or 10% (from
$673,000 to $609,000).    This decrease is due principally to an
effective rate reduction of approximately 12% as the Company establishes itself in national advertising markets and moves away
from direct response advertising.    This effective rate decrease
was partially offset with a 2% increase in commercial time available due to elimination of mid day infomercials.

Increased competition and the continuing effect of The Cable Television Consumer Protection Act of 1992 (the "Act") were the major causes of the decrease in affiliate revenue of $19,430, or
2% (from $1,119,493 to $1,100,063).   The "Must Carry" and
"Retransmission Consent" provisions of the Act have continued to reduce the number of channels available for independent cable networks, and the system of rate regulation adopted by the FCC pursuant to the Act has materially reduced the economic incentives for cable system operators to carry such networks. Additionally, competition from new programming services which have strong strategic alliances has placed additional economic pressures on system operators to make available already scarce channel capacity. Compounding these factors, technological advances which were heralded to expand channel capacity have not yet developed to commercially feasible standards within the time frame originally anticipated, creating additional competition. Lingering perceptions of the Company's past programming and former management have continued to make the Network vulnerable to being dropped due to channel capacity issues.

The Network has responded by continuing to improve its programming content through acquisitions and has commenced producing additional original programming, such as Issues & Answers, a political panel discussion program hosted by Ron
Nessen.    Two new original programs are premiering in May.
America with Dennis Wholey features a penetrating look at the political, cultural and social issues of the day, while Health and Wellness will uncover the latest breakthroughs in medicine, nutrition and physical fitness. The Network continues to produce additional original music programs, including "Too Marvelous for Words, a Singer/Songwriter Salute to Johnny Mercer" honoring the 1996 Mercer Foundation scholarship award winners at the Smithsonian Institute in Washington DC. The Company has also continued discussions with cable system operators and other
potential providers of distribution.   The Company expects these
measures will result in growth in the number of affiliates, but remains uncertain as to the effect the Act, competition and technology will ultimately have on average revenue per affiliate.

Total operating expenses increased $90,992, or 2% (from $4,848,624 to $4,939,616). This increase was primarily a result of an increase of $270,861, or 24% in programming, production and transmission costs; $64,401, or 4% in programming amortization costs; and $36,278, or 3% in sales and marketing costs. Offsetting these increases was a decrease in finance, general and administrative costs of $280,548, or 27%.

Programming, production and transmission costs have increased by $270,861, or 24%, (from $1,125,282 to $1,396,143) primarily as a result of costs associated with production of new original programs such as Issues & Answers, as well as increased costs associated with improving the Network's on-air look.
Programming amortization costs have increased by $64,401, or 4% (from $1,583,787 to $1,648,188) as a result of the Company's
commitment to improved programming.   The Company expects to
incur additional increases in future programming amortization and studio production costs as a consequence of upgrading the Network's programming and creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term but are critical to the Company's long-term survival and growth.

Sales and marketing expenses have increased by $36,278, or 3%
(from $1,093,607 to $1,129,885).    Premium purchases increased
by $85,100, or 216% (from $39,400 to $124,500) primarily as a
result of timing of bulk purchases.     Salaries, wages and
benefits increased $35,200 or 10% (from $368,800 to $404,000) and travel and entertainment increased by $8,900, or 10% (from $92,000 to $101,900) due to filling staff vacancies open during
the first quarter of 1995.    National events increased to
$27,200 due to the Network's sponsoring of Life Stage Matrix Marketing programs to assist affiliates in attracting persons in
the 50 plus demographics to become subscribers.    Convention
expenses decreased $25,400, or 88% (from $28,700 to $3,300) due
to timing of convention events.    Program guide costs decreased
$33,400, or 44% (from $76,100 to $42,700) due to production
revisions resulting in cost savings.    Professional fees
decreased $57,300, or 51% (from $111,100 to $53,800) primarily as a result of decreased consumer and advertising sales research.

Finance, general and administrative costs decreased by $280,548,
or 27% (from $1,045,948 to $765,400).    This decrease was
primarily attributed to legal and professional fees which decreased by $275,680, or 65% (from $420,625 to $144,945) due to resolution of various legal matters which were outstanding in the first quarter of 1995.

As a result of increased programming, production and traffic costs ($270,861); decreased revenues ($143,135); increased programming amortization costs ($64,401); increased sales and marketing expenses ($36,278); offset by decreased finance general and administrative expenses ($280,548); the Company's loss from operations increased $234,127, or 12%.

Other income and expense decreased $48,348, or 60% (from
$(80,345) to $(31,997)).    Interest expense increased by
$102,000, or 127% (from $80,000 to $182,000) primarily as a
result of interest on bridge loans provided by Concept
Communications, Inc., ("Concept"), the Network's majority
shareholder.     Other income increased to $150,000 from $0 as a
result of recoveries in legal settlements.

Liquidity and Capital Resources

Cash increased from $855,739 at December 31, 1995 to $1,162,326 at March 31, 1996, principally due to $2,000,000 bridge financing received in first quarter 1995, reduced by cash outlays to cover increased operating losses and repayments of certain debts. Working capital decreased from $544,961 at December 31, 1995 to $407,982 at March 31, 1995 principally as a result of increased cash from long-term bridge financing, reductions of accounts payable and repayments of certain debts. Cablecast rights have decreased by $1,648,188 (8%) since year-end as a result of amortization of the Network's investment in its prime-time line
up.   Total liabilities increased primarily due to $2,000,000 in bridge financing reduced by payments on liabilities related to programming and reduction of other payables.

Cash flows from operating activities increased $217,141, or 44% from using $489,232 to using $272,091, principally as a result of reductions in accounts receivable.

Cash used in investing activities decreased $87,750 from $138,722 to $50,972, principally due to an increase in purchase of other assets of $50,972, offset by a $138,722 decrease in purchases of programming and cablecast rights.

Cash flows from financing activities decreased $1,784,170, or 74% due principally to bridge financing reduction of $2,000,000, or 50% (from $4,000,000 to $2,000,000) offset by reduced repayment of long-term obligations of $215,830, or 14% (from $1,586,180 to $1,370,350).

The Company received $12,000,000 in bridge financing through March 31, 1996, with rates varying from 4.89% to 8.59%, and an additional $4,500,000 at 5.31% in April, 1996 from Concept. Concept has committed to provide up to an additional $4,500,000 in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to
satisfy its operating needs for 1996.   In connection with the
additional borrowings and Concept's agreement to extend the due dates on the bridge financing to February 1, 1997, the Company has entered into a security agreement covering substantially all
the Company's assets in favor of Concept.   Concept has stated
its intention that such financing be converted to equity once Nostalgia and Concept are able to reach a mutual agreement as to the terms at which such additional shares are to be sold to Concept, although there can be no assurance such a conversion will be achieved.

The Company believes that, in order to survive in the highly competitive market for cable television programming, the Company will need significant additional investment over the next four to
five years.   Such additional investment is necessary to improve
programming and increase distribution which the Company anticipates will ultimately increase advertising revenues and
result in substantial long term revenue increases.   Management
has considered various steps the Company might take to achieve
profitability.    It now believes that the Company's best
alternative would be to form an alliance with a strategic
partner, such as a cable
company or a diversified media company.    By entering into an
alliance, the Company would have greater bargaining power in its dealings with cable system operators, programming providers and
advertisers.    It might also gain better access to distribution.

The Company's Board of Directors has directed its Executive
Committee to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to
the full Board regarding this proposal.    The Executive
Committee is now actively engaged in this study.

Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the
Company's needs will be in future years.    There can be no
assurance either that the Company will be able to locate sufficient funding in excess of the funds committed for 1996, or that it will be able to achieve a strategic alliance.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter 1996.

Item 5.  Other Information

On May 13, 1996, the Company entered into an Employment Agreement with former ABC programming veteran Squire Rushnell to become the Company's President and Chief Executive Officer.
Mr. Rushnell's appointment takes effect June 5, 1996, and retiring President and Chief Executive Officer Jack Heim will be
working with Mr. Rushnell during a transition period.    Mr.
Rushnell is best known for his 20 years as a top programming executive at the ABC Television Network where he led Good Morning
America to record setting ratings and profits.    He also held
the positions of Vice President, ABC Late Night Programming, ABC Children's Programming and Long Range Planning for the ABC Entertainment Division.

The Employment Agreement is for three years commencing May 13, 1996, and provides for an initial base salary of $200,000, annual Benchmark bonuses of $50,000 plus additional profit incentive
bonuses.    In addition, the contract calls for the grant of
stock options covering 839,840 shares of the Company's Common Stock at an exercise price of $0.35 per Share vesting 25% each nine months commencing February 12, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  May 15, 1996


                                   THE NOSTALGIA NETWORK, INC.



                                   By: /s/ John G. Heim
                                      ________________________
                                   John G. Heim, President and
                                   Chief Executive Officer




                                    By:  /s/  Martin A.  Gallogly
                                       __________________________
                                   Martin A. Gallogly, Vice President,
                                   Treasurer and Chief Financial Officer

                        INDEX TO EXHIBITS

   Exhibit No.   Description                                   Page No.

27      Financial Data Schedule as required by Item 601 (c)
        of Regulation S-K                                         14