Form 10-Q
period 1996-06-30
NOSTALGIA NETWORK INC
filed 1996-08-14
CIK 747178

- --------------------------------------------------------------------------------

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from .................. to .....................

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


- --------------------------------------------------------------------------------

                                  TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          June 30, 1996  and December 31, 1995                              3

          Statements of Operations
          For the Three and Six Months Ended June 30, 1996 and 1995         4

          Statements of Cash Flows
          For the Six Months Ended June 30, 1996 and 1995                   5

          Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7 - 12

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders          12 - 13

Item 5.   Other Information                                                13

Index to Exhibits                                                          15

Exhibit 27 - Financial Data Schedule                                       16

ITEM 1.   FINANCIAL STATEMENTS

                             THE NOSTALGIA NETWORK, INC.
                                    BALANCE SHEETS

                                                        (Unaudited)
                                                        June 30, 1996        December 31, 1995
                                                    --------------------    --------------------
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $3,204,090                $855,739
  Accounts receivable, less allowance of
     $2,149,000 and $2,258,000, respectively                    746,346               1,304,596
  Prepaid legal fees                                             72,963                  75,000
  Prepaid expenses                                              131,078                 106,265
  Cablecast rights                                            7,200,000               6,800,000
                                                    --------------------    --------------------
        Total current assets                                 11,354,477               9,141,600

Programming and cablecast rights - net                       10,070,271              13,185,348
Property and equipment - net                                  1,572,305               1,612,562
Other assets                                                     16,031                  16,031
                                                    --------------------    --------------------
        Total assets                                        $23,013,084             $23,955,541
                                                    --------------------    --------------------
                                                    --------------------    --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term obligations                $6,818,410              $6,355,493
  Accounts payable                                            1,600,686               1,406,840
  Accrued expenses and other liabilities                        862,870                 834,306
                                                    --------------------    --------------------
        Total current liabilities                             9,281,966               8,596,639
                                                    --------------------    --------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
  Notes and interest payable - related parties               17,814,420              10,925,346
  Accrued interest payable and other                             61,000                  54,747
  Cablecast licenses and fees payable                         8,765,665              11,901,542
                                                    --------------------    --------------------

        Total long-term liabilities                          26,641,085              22,881,635
                                                    --------------------    --------------------
        Total liabilities                                    35,923,051              31,478,274
                                                    --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $2 par value, 125,000 shares
     authorized, 3,250 issued and outstanding                     6,500                   6,500
  Common stock: $0.04 par value, 30,000,000 shares
     authorized, 20,274,371 and 20,274,371 shares
     issued and outstanding, respectively                       810,975                 810,975
  Additional paid-in capital                                 30,213,554              30,213,554
  Deficit                                                   (43,940,996)            (38,553,762)
                                                    --------------------    --------------------
        Total stockholders' equity (deficit)                (12,909,967)             (7,522,733)
                                                    --------------------    --------------------
        Total liabilities and stockholders'
          equity (deficit)                                  $23,013,084             $23,955,541
                                                    --------------------    --------------------
                                                    --------------------    --------------------


                 See accompanying notes to the financial statements.

                      THE NOSTALGIA NETWORK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                     For the Three Months                     For the Six months
                                                        Ended June 30,                          Ended June 30,
                                                 ----------------------------            --------------------------
                                                     1996           1995                     1996           1995
                                                 ------------     -----------            ------------  ------------
OPERATING REVENUES
  Affiliate revenue                                 $995,171     $1,105,854               $2,095,234    $2,225,347
  Advertising sales revenue                        1,402,456      1,523,780                3,102,748     3,107,014
  Other                                               (5,363)       348,390                        -       594,516
                                                 -----------    -----------              -----------   -----------

     Total operating revenues                      2,392,264      2,978,024                5,197,982     5,926,877
                                                 -----------    -----------              -----------   -----------

OPERATING EXPENSES
  Programming, production and transmission         1,498,357        926,722                2,894,500     2,052,004
  Programming amortization                         1,769,389      1,591,450                3,417,577     3,175,237
  Sales and marketing                              1,168,823      1,297,201                2,298,708     2,390,808
  Finance, general and administration                924,426      1,218,352                1,689,826     2,263,820
  Relocation, litigation settlement and other              -              -                 (150,000)            -
                                                 -----------    -----------              -----------   -----------

     Total operating expenses                      5,360,995      5,033,725               10,150,611     9,881,869
                                                 -----------    -----------              -----------   -----------

LOSS FROM OPERATIONS                              (2,968,731)    (2,055,701)              (4,952,629)   (3,954,992)
                                                 -----------    -----------              -----------   -----------

OTHER INCOME AND (EXPENSE)
     Interest income (expense) - net                (252,610)      (108,910)                (434,607)     (189,255)
                                                 -----------    -----------              -----------   -----------

LOSS BEFORE PROVISION FOR
  FEDERAL INCOME TAXES                            (3,221,341)    (2,164,611)              (5,387,236)   (4,144,247)

PROVISION FOR FEDERAL INCOME TAXES                         -              -                        -             -
                                                 -----------    -----------              -----------   -----------

NET LOSS                                         $(3,221,341)   $(2,164,611)             $(5,387,236)  $(4,144,247)
                                                 -----------    -----------              -----------   -----------
                                                 -----------    -----------              -----------   -----------


NET LOSS PER COMMON SHARE                             $(0.16)        $(0.11)                  ($0.27)       ($0.20)
                                                 -----------    -----------              -----------   -----------
                                                 -----------    -----------              -----------   -----------


WEIGHTED AVERAGE SHARES OUTSTANDING               20,274,371     20,274,371               20,274,371    20,245,260
                                                 -----------    -----------              -----------   -----------
                                                 -----------    -----------              -----------   -----------


           See accompanying notes to the consolidated financial statements.

                             THE NOSTALGIA NETWORK, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                   ---------------------------------
                                                                         1996              1995
                                                                   -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $(5,387,236)        $(4,144,247)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                3,548,078           3,207,737
         Provision for losses on accounts receivable                    (54,000)            552,000
    Net change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                     504,250            (190,020)
         (Increase) in prepaid expenses & other assets                  (22,776)            (98,004)
         Increase (decrease) in accounts payable                        193,846             (69,055)
         Increase in accrued expenses
           and other liabilities                                        425,393              20,661
                                                                    -------------        ------------

              Net cash used in operating activities                    (792,445)           (720,928)
                                                                    -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of programming and cablecast rights                 (298,000)         (2,170,719)
         Purchases of property and other assets                         (90,244)            (27,671)
                                                                    -------------        ------------

              Net cash used in investing activities                    (388,244)         (2,198,390)
                                                                    -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of long-term obligations                          (2,970,960)         (2,981,177)
         Proceeds from bridge financing                               6,500,000           4,000,000
                                                                    -------------        ------------

              Net cash provided by financing activities               3,529,040           1,018,823
                                                                    -------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        2,348,351          (1,900,495)

CASH AND CASH EQUIVALENTS - BEGINNING                                   855,739           2,782,683
                                                                    -------------        ------------

CASH AND CASH EQUIVALENTS - ENDING                                   $3,204,090            $882,188
                                                                    -------------        ------------
                                                                    -------------        ------------


NONCASH INVESTING AND FINANCING ACTIVITIES:
    Vendor financing of programming rights                             $404,500                  $-
                                                                    -------------        ------------
                                                                    -------------        ------------


                 See accompanying notes to the financial statements.

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

4. During the six months ended June 30, 1996, the Company executed promissory notes in favor of Concept Communications, Inc. ("Concept") totaling $6,500,000, bearing interest ranging from 4.89% to 5.31%. The proceeds of these notes are to provide bridge financing for working capital purposes until such time as Concept and the Company can agree upon a price at which
    the Company will sell its securities to Concept.    These notes are covered
    by the terms of a certain Security Agreement between Concept and the
    Company dated January 4, 1996, as amended.    Concept has stated it does
    not intend to call its outstanding notes prior to February 1, 1997 unless replaced by an equity investment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of the risks that may have an impact on the Company's results, see the Company's report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Total revenues decreased $728,895 or 12.3% (from $5,926,877 to $5,197,982) for the six months ended June 30, 1996 (the "Period") and $585,760, or 19.7% for the
three months ended June 30, 1996 (the "Quarter").   The decline resulted
principally from decreases in other revenues of $594,516 (from $594,516 to $0) for the Period and 353,753 (from $348,390 to $(5,363)) for the Quarter; and affiliate revenue decreases of $130,113, or 5.85% (from $2,225,347 to $2,095,234) for the Period and $110,683, or 10% (from $1,105,854 to $995,171)
for the Quarter.

Other revenues decreased due to the December 1995 termination of the Company's
contract for interactive home shopping services.    During 1995 the Company had
allotted approximately 30 hours a week to interactive home shopping.
Contractual problems with RSTV Inc., which provided the service under the name Via TV! ("Via"), coupled with Via's poor product mix and services, caused the
Company to not renew the contract.    The air time allotted home shopping during
1995 has temporarily reverted to infomercials.     During the third quarter of
1996 the Company has commenced testing alternative programming models for a portion of that time period, including potential new providers of interactive home shopping.

Advertising revenue remained relatively flat for the Period but decreased by $121,324, or 8% (from $1,523,780 to $1,402,456) for the Quarter. Infomercial sales remained relatively flat for the Period but decreased $170,512, or 15%
(from $1,110,883 to $940,371) for the Quarter.   Total hours devoted to
infomercials has increased significantly compared to the same period in 1995; however, the composition consists of a higher volume of lower priced overnight
hours.    During third quarter 1995 the Company completed its efforts to eliminate infomercials during its mid-day programming and no longer airs infomercials during the period from 10 am to 3 am, Monday through Friday. Although these mid-day hours command the highest price, they were viewed as a significant detriment to the network's programming by cable system operators.
In  January, 1996 the failure of Via TV  resulted in the Network's overnight
shopping hours being converted to infomercials.    Although this resulted is a
significant increase in hours devoted to infomercials, the average rate was
significantly lower than the other infomercial hours.     The net effect of
these changes was a 47% reduction in average hourly rate.    Additionally, the
network is experiencing a period of instability in infomercial advertisers as they change products and renegotiate pricing, resulting in lower overall
pricing.    Management has received indications that the infomercial industry is softening and, accordingly, rate reductions might continue into the third
quarter.   Management's plan is to identify alternative programming models for its
overnight block to replace the hours reverted to infomercials.    Management
currently has no intentions to air infomercials during the hours from 10 am to 3 am, Monday through Friday.

Revenues from conventional advertising remained relatively flat for the Period but increased by $49,188, or 11.9% (from $462,085 to $412,897) for the Quarter. This increase is due principally to poor results in the second quarter of 1995 as a result of a high mix of lower priced per inquiry advertising in that
quarter.    The company changed strategies in the third quarter 1995 which
improved overall revenues for conventional advertising.    The network does not
anticipate the trend to continue in the third quarter of 1996 as the impact of airing make good spots for national advertisers as a result of audience deficiencies which will reduce the number of revenue producing spots.

Increased competition continues to cause reductions in the Company's affiliate revenues, which decreased by $130,311, or 5.8% (from $2,225,347 to $2,095,234)
for the Period and $110,683, or 10% (from $1,105,854 to $995,171) for the
Quarter. Competition from new programming services which have strong strategic alliances has placed additional economic pressures on system operators to make available already scarce channel capacity. Compounding these factors, technological advances which were heralded to expand channel capacity have not yet developed to commercially feasible standards within the time frame
originally anticipated, creating additional competition.    Management
anticipates that this trend will continue as system operators renegotiate contracts and as new system launches, which are provided a period of free
service, replace paying systems which have dropped the network.   Lingering
perceptions of the Company's past programming and former management have continued to make the Network vulnerable to being dropped due to channel capacity issues.

The Network has responded by continuing to improve its programming content through acquisitions and has commenced producing additional original programming, such as AMERICA WITH DENNIS WHOLEY, which features a penetrating look at the political, cultural and social issues of the day; HEALTH AND WELLNESS, which uncovers the latest breakthroughs in medicine, nutrition and physical fitness; and ISSUES & ANSWERS, a political panel discussion program
hosted by Ron Nessen.   The Network continues to produce additional original
music programs, including "TOO MARVELOUS FOR WORDS, A SINGER/SONGWRITER SALUTE TO JOHNNY MERCER" honoring the 1996 Mercer Foundation scholarship award winners at the Smithsonian Institute in Washington DC. The Company has also continued discussions with cable system operators and other potential providers of
distribution.   The Company expects these measures will result in growth in the number of affiliates, but remains uncertain as to the effect competition and technology will ultimately have on average revenue per affiliate.

Total operating expenses increased $268,742, or 2.7% (from $9,881,869 to $10,150,611) for the Period and $327,270, or 6.5% (from $5,033,725 to
$5,360,995) for the Quarter.   The increase for the Period was primarily a
result of an increase of $842,496, or 41% in programming, production and transmission costs and $242,340, or 7.6% in programming amortization costs. Offsetting these increases were decreases in sales and marketing costs of $92,100, or 3.8%; finance, general and administrative costs of $573,994, or 25.3% and proceeds from settlement of litigation in the amount of $150,000 compared to none in the prior period. The increase for the Quarter was primarily a result of an increase of $571,635, or 61.7% in programming, production and transmission costs and $177,939, or 11% in
programming amortization costs.    Offsetting these increases was a decrease in
sales and marketing costs of $128,378, or 9.9% as well as a decrease in finance, general and administrative costs of $293,926, or 24.1%.

Programming, production and transmission costs have increased by $842,496, or 41%, (from $2,052,004 to $2,894,500) for the Period and $571,635, or 61.7% (from
$926,635 to $1,498,357) for the Quarter. These increases are primarily as a result of costs associated with production of new original programs such HEALTH & WELLNESS, ISSUES & ANSWERS, and AMERICA WITH DENNIS WHOLEY, as well as increased costs associated with improving the Network's on-air look.
Programming amortization costs have increased by $242,340, or 7.6% (from $3,175,237 to $3,417,577) for the Period and $177,939, or 11.1% (from $1,591,450 to $1,769,389) for the Quarter as a result of the Company's commitment to
improved programming.   The Company expects to incur additional increases in
future programming amortization and studio production costs as a consequence of upgrading the Network's programming and creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term but are critical to the Company's long-term survival and growth.

Sales and marketing expenses have decreased by $92,100, or 3.8% (from $2,390,808 to $2,298,708) for the Period and $128,378, or 9.9% (from $1,297,201 to
$1,168,823) for the Quarter.    Premium purchases increased by $90,509, or
153.2% (from $59,072 to $149,581) for the Period and $5,458, or 27.7% (from
$19,665 to $25,123) for the Quarter primarily as a result of timing of bulk purchases. National events increased to $49,557 for the Period and $22,399 for the Quarter due to the Network's sponsoring of Life Stage Matrix Marketing programs to assist affiliates in attracting persons in the 49 plus demographics
to become subscribers.    Convention expenses decreased $60,937, or 29% (from
$210,074 to $149,137) for the Period and $35,511, or 19.6% (from $181,369 to
$145,858) for the Quarter due to timing of convention events and efficiencies
gained through last year's purchase of a new booth.    Program guide costs
decreased $57,325, or 38.2% (from $150,206 to $92,881) for the Period and $33,353, or 43.8% (from $76,090 to $42,737) for the Quarter due to production
revisions resulting in cost savings.    Professional fees decreased $69,078, or
42.7% (from $161,681 to $92,603) for the Period and $11,813, or 23.3% (from
$50,582 to $38,769) primarily as a result of decreased consumer and advertising sales research.

Finance, general and administrative costs decreased by $573,994, or 25.4% (from $2,263,820 to $1,689,826) for the Period and $293,926, or 24.1% (from $1,218,352 to $924,426) for the Quarter. This decrease was primarily attributed to legal and professional fees which decreased by $458,688, or 58.2% (from $787,556 to $328,868) for the Period and $183,008, or 49.9% (from $366,931 to $183,923) for the Quarter due to resolution of various legal matters which were outstanding in
the first half of 1995.    Bad debt expense decreased by $265,998, or 46.9%
(from $565,998 to $300,000) for the Period and $269,496, or 64.2% (from $419,496 to

$150,000) for the Quarter as a result of additional reserves required in the
prior year for the failure of Via TV.    Salaries, wages and other employee
costs increased by $121,190, or 26.2% (from $461,323 to $582,513) for the Period and $104,695, or 46.9% (from $223,430 to $328,125) for the Quarter primarily due to costs associated with transitioning of the Company's president and other staffing changes.

As a result of increased programming, production and traffic costs ($842,496); decreased revenues ($728,895); increased programming amortization costs ($242,340); offset by decreased sales and marketing expenses ($92,100); decreased finance general and administrative expenses ($573,994); and litigation settlement awards of $150,000, the Company's loss from operations increased $997,637, or 25.2% for the Period. As a result of increased programming, production and traffic costs ($571,635); decreased revenues ($585,760); increased programming amortization costs ($177,939); offset by decreased sales and marketing expenses ($128,378); and decreased finance general and administrative expenses ($293,926); the Company's loss from operations increased $913,030, or 44.4% for the Quarter.


Other expense increased $245,352, or 129.6% (from $189,255 to $434,607) for the Period and $143,700, or 131.9% (from $108,910 to $252,610) for the Quarter, primarily as a result of interest on bridge loans provided by Concept Communications, Inc., ("Concept"), the Network's majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased from $855,739 at December 31, 1995 to $3,204,090 at June 30, 1996, principally due to $6,500,000 bridge financing received in the first half 1996, reduced by cash outlays to cover increased operating losses and repayments of certain debts. Working capital increased from $544,961 at December 31, 1995 to $2,072,511 at June 30, 1996 principally as a result of increased cash from long-term bridge financing, reductions of accounts payable and repayments of certain debts. Cablecast rights have decreased by $2,715,077 (13.6%) since year-end as a result of amortization of the Network's investment in its prime-
time line up, offset by programming acquisitions of $702,500.   Total
liabilities increased primarily due to $6,500,000 in bridge financing reduced by payments on liabilities related to programming.

Cash flows from operating activities decreased $71,517, or 9.9% from using $720,928 to using $792,445, principally as a result of reductions in accounts receivable offset by increases in accrued expenses and accounts payable.

Cash used in investing activities decreased $1,810,146, or 82.3% from $2,198,390 to $388,244, principally due to an increase in purchase of other assets of $62,573, offset by a $1,872,719 decrease in purchases of programming and
cablecast rights.   Purchases of programming rights has decreased this year as a result of multi-year purchases made in the prior year as well as a result of increased in house production of new original programming.

Cash flows from financing activities increased $2,510,217, or 246.4% due principally to bridge financing increases of $2,500,000, or 62.5% (from $4,000,000 to $6,500,000) offset by reduced repayment of long-term obligations of $10,217, or 0.3% (from $2,981,177 to $2,970,960).

The Company has received a total of $16,500,000 in bridge financing from December 1994 through June 30, 1996, with rates varying from 4.89% to 8.59% from
Concept.   Concept has committed to provide up to an additional $4,500,000 in
debt financing during the balance of the calendar year.    Management believes
that these funds will be sufficient to satisfy its operating needs for 1996.
In connection with the additional borrowings and Concept's agreement to extend the due dates on the bridge financing to February 1, 1997, the Company has entered into a security agreement covering substantially all the Company's
assets in favor of Concept.   Concept has informed the Company that it desires
to convert this debt to equity if Nostalgia and Concept are able to reach a mutual agreement as to the terms of such conversion, but there can be no assurance such a conversion will be achieved.

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


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Stockholders was held on June 5, 1996.    The
nominees for Director elected at the meeting were as follows:

                                        Votes Cast
                    Nominee         For          Against

Christopher A. Cates              18,032,940          112,765
Floyd Christofferson              18,032,940          112,765
David Crane                       18,032,940          112,765
Diane M. Faure                    18,032,940          112,765
Dong Moon Joo                     18,032,940          112,765
Masahisa Kobayashi                18,032,940          112,765
William H. Lash, III              18,032,940          112,765
Ambassador Phillip Sanchez        18,032,940          112,765
Josette Shiner                    18,032,940          112,765
Robert J. Wussler                 18,032,940          112,765


The appointment of BDO Seidman as independent accountants for 1996 was ratified with 16,869,498 votes for, 92,165 votes against, and 1,184,042 votes withheld or abstained.

The vote for adoption of the 1996 Stock Option Plan was ratified with 14,644,745
votes for, 147,815 votes against and 3,353,145 votes abstained or withheld.    A
special vote to amend the 1996 Stock Option Plan to reduce the number of shares of stock per director which are subject to annual "formula" grants from 25,000 shares to 3,000 shares was ratified with 14,291,735 votes for, 299,100 votes against, and 3,554,870 votes withheld or abstained.

Item 5.  Other Information

On June 5, 1996, the Network announced the signing of a long-term contract with Tele-Communications, Inc. ("TCI") that makes Nostalgia Television potentially
available to all TCI customers.    TCI, the nation's largest multiple system
operator, serves 12.9 million customers.   Although not guaranteeing carriage,
this contract signals a vote of confidence from the cable community concerning Nostalgia.

On May 13, 1996, the Company entered into an Employment Agreement with former ABC programming veteran SQuire Rushnell to become the Company's President and
Chief Executive Officer.    Mr. Rushnell's appointment was effective June 5,
1996, and retiring President and Chief Executive Officer Jack Heim worked with
Mr. Rushnell during a transition period which ended June 30, 1996.    Mr.
Rushnell is best known for his 20 years as a top programming executive at the ABC Television Network where he led Good Morning America to record setting
ratings and profits.    He also held the positions of Vice President, ABC Late
Night Programming, ABC Children's Programming and Long Range Planning for the ABC Entertainment Division.

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


Dated  August 14, 1996


                                       THE NOSTALGIA NETWORK, INC.



                                       By: /s/ SQuire M. Rushnell
                                           ----------------------------------
                                       SQuire M. Rushnell, President and
                                       Chief Executive Officer




                                       By: /s/ Martin A. Gallogly
                                           ----------------------------------
                                       Martin A. Gallogly, Vice President,
                                       Treasurer and Chief Financial Officer

                                  INDEX TO EXHIBITS

Exhibit No.                       Description                         Page No.
- -----------                       -----------                         --------

10.1 Employment agreement dated as of May 13, 1996 between SQuire Rushnell and the Registrant (filed as Exhibit 10 (a) to the Registrant's report on Form 8-K dated May 13, 1996 and incorporated herein by reference thereto)

10.2 Stock Option Agreement dated as of May 13, 1996 between SQuire Rushnell and the Registrant (filed as Exhibit 10 (b) to the Registrant's Report on Form 8-K dated May 13, 1996 and incorporated herein by reference thereto)


27            Financial Data Schedule as required by Item 601
              (c) of Regulation S-K                                       16