Form 10-K/A
period 1995-12-31
NOSTALGIA NETWORK INC
filed 1996-09-16
CIK 747178

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-K/A
                                 Amendment No. 1

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

10.11  Letter Agreement, dated as of April 16, 1996, between Registrant and
       Concept Communications, Inc.

10.12  Letter Agreement, dated April 26, 1996, between Registrant and
       Concept Communications,Inc.

10.13* 1987 Stock Option Plan (filed as Exhibit 10(i) to the Registrant's Report on Form 10-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

10.14* 1990 Stock Option Plan (filed as Exhibit 10(tt) to the Registrant's
       Report on Form 10-K for the Year Ended December 31, 1990, and incorporated herein by reference thereto)

10.15* Employment Agreement, dated August 2, 1994, by and between the Registrant and John G. Heim. (filed as Exhibit 10.8 to the Registrant's Report on Form
       10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.16* Stock Option Agreement, dated August 2, 1994, by and between the
       Registrant and John G. Heim. (filed as Exhibit 10.9 to the
       Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.17* Letter Agreement dated March 1, 1996 between the Registrant and Jack
       Heim. (filed as Exhibit 10(c) to the Registrant's Report on Form 8-K dated March 13, 1996, and incorporated herein by reference thereto)

   27**  Financial Data Schedule as required by Item 601 (c) of Regulation S-K        E-15




 * Management contract or compensatory plan, contract or arrangement.

** Filed previously

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


     In November, 1995, the Board of Directors authorized registration of Nostalgia's existing stock option plans and agreements under the Securities Act of 1933 and the establishment of a new stock option plan (the "1996 Plan") which will replace the two existing plans going forward. This action did not result in any additional shares being reserved for options. The 1996 Plan anticipates all remaining reserved shares under the 1987 and 1990 Plans will be transferred into the 1996 Plan as will any subsequent cancellations of any options currently outstanding in the 1987 and 1990 Plans. Additionally, the 1996 Plan provides for annual "formula" grants to nonemployee directors of options to acquire 25,000 shares, which will vest with respect to 33 1/3% of the shares on the first, second and third anniversaries of the grant date provided the optionee is still a director as of that date, and which will expire ten years after the grant date.
     The 1996 Plan was approved to provide an option plan which conforms to current securities law. In order to be adopted, the 1996 Plan will require shareholder approval at the Company's 1996 Annual Meeting.


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