Form 10-Q
period 1996-09-30
NOSTALGIA NETWORK INC
filed 1996-11-14
CIK 747178

________________________________________________________________________________

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from .................... to ....................

                        COMMISSION FILE NUMBER 0-13102


                          THE NOSTALGIA NETWORK, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                    84-0923659
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation)

650 MASSACHUSETTS AVENUE NW WASHINGTON,DC                                  20001
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

                                                             YES [X]     NO [_]

The number of shares of the Registrant's Common Stock, $.04 par value as of the close of the period covered by this Report was 20,274,371.

________________________________________________________________________________

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          September 30, 1996 and December 31, 1995                          3

          Statements of Operations
          For the Three and Nine Months Ended September 30, 1996 and 1995   4

          Statements of Cash Flows
          For the Nine Months Ended September 30, 1996 and 1995             5

          Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7 - 12

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders            12

Item 5.   Other Information                                                12

Index to Exhibits                                                          14

Exhibit 27 - Financial Data Schedule                                       15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          THE NOSTALGIA NETWORK, INC.
                                BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                September 30, 1996       December 31, 1995
                                                                                ------------------       -----------------
                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                            $213,284                $855,739
     Accounts receivable, less allowance of $2,154,000
       and $2,258,000, respectively                                                        650,763               1,304,596
     Prepaid legal fees                                                                     72,963                  75,000
     Prepaid expenses                                                                       42,530                 106,265
     Cablecast rights                                                                    6,855,000               6,800,000
                                                                                ------------------       -----------------
          Total current assets                                                           7,834,540               9,141,600

Programming and cablecast rights - net                                                   8,833,936              13,185,348
Property and equipment - net                                                             1,581,619               1,612,582
Other assets                                                                                18,404                  16,031
                                                                                ------------------       -----------------
          Total assets                                                                 $18,268,435             $23,955,541
                                                                                ==================       =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Current maturities of long-term obligations                                        $6,151,410              $6,355,493
     Accounts payable                                                                    1,058,607               1,406,840
     Accrued expenses and other liabilities                                                919,886                 834,306
                                                                                ------------------       -----------------
          Total current liabilities                                                      8,129,903               8,596,639
                                                                                ------------------       -----------------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
     Notes and interest payable - related parties                                       18,032,520              10,925,346
     Accrued interest payable and other                                                     54,277                  54,747
     Cablecast licenses and fees Payable                                                 7,965,430              11,901,542
                                                                                ------------------       -----------------
          Total long-term liabilities                                                   26,052,227              22,881,635
                                                                                ------------------       -----------------
          Total liabilities                                                             34,182,130              31,478,274
                                                                                ------------------       -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock: $2 par value, 125,000 shares authorized
       3,250 issued and outstanding                                                          6,500                   6,500
     Common stock: $0.04 par value, 30,000,000 shares
       authorized, 20,274,371 and 20,274,371 shares issued
       and outstanding, respectively                                                       810,975                 810,975
     Additional paid-in-capital                                                         30,213,554              30,213,554
     Deficit                                                                           (46,944,724)            (38,553,762)
                                                                                ------------------       -----------------
          Total stockholders' equity (deficit)                                         (15,913,695)             (7,522,733)
                                                                                ------------------       -----------------
          Total liabilities and stockholders' equity (deficit)                         $18,266,435             $23,955,541
                                                                                ==================       =================

              See accompanying notes to the financial statements.            -3-

                  THE NOSTALGIA NETWORK, INC. AND SUBSIDIARY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the Three Months               For the Nine Months
                                                             Ended September 30,                Ended September 30,
                                                         --------------------------         ---------------------------
                                                             1996          1995                  1996          1995
                                                         -----------    -----------         ------------   ------------
OPERATING REVENUES
  Affiliate revenue                                       $  938,866    $ 1,011,044          $3,034,100      $3,236,391
  Advertising sales revenue                                1,237,646      1,239,588           4,340,394       4,346,602
  Other                                                            -        314,580                   -         909,096
                                                         -----------    -----------         -----------     -----------

     Total operating revenues                              2,176,512      2,565,212           7,374,165       3,339,820
                                                         -----------    -----------         -----------     -----------

OPERATING EXPENSES
  Programming, production and transmission                 1,329,665      1,287,816           4,224,165       3,339,820
  Programming amortization                                 1,660,009      1,494,350           5,077,586       4,669,587
  Sales and marketing                                      1,009,451      1,075,094           3,308,159       3,465,902
  Finance, general and administration                        922,878      1,202,659           2,612,704       3,466,479
  Relocation, litigation settlement and other                      -              -            (150,000)              -
                                                         -----------    -----------         -----------     -----------

     Total operating expenses                              4,922,003      5,059,919          15,072,614      14,941,788
                                                         -----------    -----------         -----------     -----------

LOSS FROM OPERATIONS                                      (2,745,491)    (2,494,707)         (7,698,120)     (6,449,699)
                                                         -----------    -----------         -----------     -----------

OTHER INCOME AND (EXPENSE)
     Interest income (expense) - net                        (258,235)      (136,337)           (692,842)       (325,592)
                                                         -----------    -----------         -----------     -----------

LOSS BEFORE PROVISION FOR FEDERAL INCOME TAXES            (3,003,726)    (2,631,044)         (8,390,962)     (6,775,291)

PROVISION FOR FEDERAL INCOME TAXES                                 -              -                   -               -
                                                         -----------    -----------         -----------     -----------

NET LOSS                                                 $(3,003,726)   $(2,631,044)        $(8,390,962)    $(6,775,291)
                                                         ===========    ===========         ===========     ===========

NET LOSS PER COMMON SHARE                                     $(0.15)        $(0.13)             ($0.41)         ($0.33)
                                                         ===========    ===========         ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                       20,274,371     20,274,371          20,274,371      20,266,038
                                                         ===========    ===========         ===========     ===========

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                For the Nine Months
                                                                Ended September 30,
                                                          -------------------------------
                                                               1996             1995
                                                          --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(8,390,962)     $(6,775,291)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                            5,255,486        4,716,187
     Provision for losses on accounts receivable               (104,000)         854,000
  Net change in operating assets and liabilities:
     (Increase) decrease in accounts receivable                 757,833         (229,991)
     Decrease in prepaid expenses and other assets               63,463          182,961
     (Decrease) in accounts payable                            (348,233)        (441,384)
     Increase in accrued expenses
      and other liabilities                                      85,580          161,925
     Increase in interest and other payables -
      related parties                                           607,174          329,168
                                                          --------------   --------------

        Net cash used in operating activities                (2,073,659)      (1,202,425)
                                                          --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of programming and cablecast rights             (483,174)      (1,847,747)
     Purchases of property and other assets                    (146,957)        (166,140)
                                                          --------------   --------------

        Net cash used in investing activities                  (630,131)      (2,013,887)
                                                          --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term obligations                     (4,438,665)      (4,119,360)
     Proceeds from bridge financing                           6,500,000        5,500,000
                                                          --------------   --------------

        Net cash provided by financing activities             2,061,335        1,380,640
                                                          --------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (642,455)      (1,835,672)

CASH AND CASH EQUIVALENTS - beginning                           855,739        2,782,683
                                                          --------------   --------------

CASH AND CASH EQUIVALENTS - ending                          $   213,284      $   947,011
                                                          ==============   ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Vendor financing of programming rights                 $   404,500      $19,387,500
                                                          ==============   ==============

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

4. During the nine months ended September 30, 1996, the Company executed promissory notes in favor of Concept Communications, Inc. ("Concept") totaling $6,500,000, bearing interest ranging from 4.89% to 5.31%. Subsequent to September 30, 1996, the Company executed additional promissory notes in favor of Crown Communications, Inc., ("Crown") Concept's parent company, totaling $2,500,000, bearing interest at 8.25%. The proceeds of these notes are to provide bridge financing for working capital purposes until such time as Concept and the Company can agree upon
     a price at which the Company will sell its securities to Concept.    These
     notes are covered by the terms of a certain Security Agreement between
     Concept and the Company dated January 4, 1996, as amended.    Concept has
     stated it does not intend to call its outstanding notes prior to February 1, 1997 unless replaced by an equity investment.

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

Results of Operations
---------------------

Total revenues decreased $1,117,595 or 13.2% (from $8,429,089 to $7,374,494) for the nine months ended September 30, 1996 (the "Period") as compared with the same period during 1995 and $388,700, or 15.1% (from $2,565,212 to $2,176,512)
for the three months ended September 30, 1996 (the "Quarter") as compared with the same quarter during 1995. The decline resulted principally from decreases in other revenues of $909,096 (from $909,096 to $0) for the Period and $314,580 (from $314,580 to $0) for the Quarter; and affiliate revenue decreases of $202,291, or 6.3% (from $3,236,391 to $3,034,100) for the Period and $72,178, or
7.1% (from $1,011,044 to $938,866) for the Quarter.

Other revenues decreased due to the December 1995 termination of the Company's contract for interactive home shopping services. During 1995 the Company had allotted approximately 30 hours a week to interactive home shopping. Contractual problems with RSTV Inc., which provided the service under the name Via TV! ("Via"), coupled with Via's poor product mix and services, caused the Company to decide not to renew the contract. The air time allotted home shopping during 1995 is currently being sold as paid programming ("infomercials").

Advertising revenue remained relatively flat for the Period and the Quarter. Infomercial sales increased by $81,934, or 3.0% (from $2,747,732 to $2,829,666) for the Period and $71,400, or 9.8% (from $726,707 to $798,107) for the Quarter. Total hours devoted to infomercials has increased significantly compared to the same period in 1995; however, the composition consists of a higher volume of lower priced overnight hours. During third quarter 1995 the Company completed its efforts to eliminate infomercials during its mid-day programming and no longer airs infomercials during the period from 10 am to 3 am, Monday through Friday. Although these mid-day hours command the highest price, they were viewed as a significant detriment to the Network's programming by cable system operators. In January 1996 the bankruptcy of Via TV resulted in the Network's overnight shopping hours being converted to infomercials. Although this resulted in a significant increase in hours devoted to infomercials, the average rate for those hours was significantly lower than the average rate for other infomercial hours. The net effect of these changes was a 49% reduction in average hourly rate. Additionally, the Network is experiencing a period of instability in infomercial advertisers as they change products and renegotiate pricing, resulting in lower overall pricing. Management has received indications that the infomercial industry is softening and, accordingly, rate reductions might continue. Management's plan is to identify alternative programming models for its overnight block to replace the hours reverted to infomercials. Management currently has no intentions to air infomercials during the hours from 10 am to 3 am, Monday through Friday.

Revenues from conventional advertising decreased by $88,142, or 5.5% (from $1,598,870 to $1,510,728) for the Period and $73,342, or 14.3% (from $512,881 to
$439,539) for the Quarter. Programming changes resulted in a 7% reduction in commercial spot inventory. Additionally, the impact of airing make good spots for national advertisers, which were required as a result of audience delivery deficiencies, reduced the number of revenue producing spots. Offsetting these reductions was a slight increase in the average rate per spot.

Increased competition continues to cause reductions in the Company's affiliate revenues, which decreased by $202,291, or 6.3% (from $3,236,391 to $3,034,100)
for the Period and $72,178, or 7.1% (from $1,011,044 to $938,866) for the
Quarter. Competition from new programming services which have strong strategic alliances has placed additional economic pressures on system operators to make available already scarce channel capacity. Compounding these factors, technological advances which were heralded to expand channel capacity have not yet developed to commercially feasible standards within the time frame originally anticipated, creating additional competition. The Network experienced a series of affiliate drops in the Quarter due to channel capacity issues resulting from new competitive services paying substantial launch and marketing fees to secure channel space. The full financial impact of these drops will further impact the results of the fourth quarter. Management anticipates that this trend will continue as system operators renegotiate contracts and as new system launches, which are provided a period of free service, replace paying systems which have dropped the Network. Lingering perceptions of the Company's past programming and former management have continued to make the Network vulnerable to being dropped due to channel capacity issues.

The Network has responded by continuing to improve its programming content through acquisitions and the production of original programming. The results of these efforts is best demonstrated by the Network's Nielsen Media Research ratings increase for Monday - Sunday primetime 8 - 11 p.m. from a 0.3 in third quarter 1995 to 0.5 in third quarter 1996, a 67% increase, higher than any other basic cable Network's increase during the same period. The original programming augments our successful prime time classic television series by focusing on informational programs relevant to the Post 49 demographic. These programs include More Money with the Dolans, which features Ken and Daria Dolan providing practical financial advice in an interactive format; America with Dennis Wholey, which features a penetrating look at the political, cultural and social issues of the day; and Issues & Answers, a panel discussion of political issues hosted by Ron Nessen that goes beyond partisan attack, political spin and punditry. The Network also seeks to provide music programming that reflects the tastes of our audience, either through original programs such as "Too Marvelous for Words, a Singer/Songwriter Salute to Johnny Mercer" or through the acquisition of music variety programs of the sixties and seventies. The Company has also continued discussions with cable system operators and other potential providers of distribution. The Network is also exploring opportunities with direct broadcast satellite distribution companies, which offer an alternative to traditional cable distribution and are currently experiencing higher levels of subscriber growth than traditional cable systems. The Company expects these measures will result in growth in the number of affiliates, but remains uncertain as to the effect competition and technology will ultimately have on average revenue per affiliate.

Total operating expenses increased $130,826, or 0.9% (from $14,941,788 to $15,072,614) for the Period and decreased $137,916, or 2.7% (from $5,059,919 to
$4,922,003) for the Quarter. The increase for the Period was primarily a result of an increase of $884,345, or 26.5% in programming, production and transmission costs and $407,999, or 8.7% in programming amortization costs. Offsetting these increases were decreases in sales and marketing costs of $157,743, or 4.5%; finance, general and administrative costs of $853,775, or 24.6% and proceeds from settlement of litigation in the amount of $150,000 compared to none in the prior Period. The decrease for the Quarter was primarily a result of an increase of $41,849, or 3.2% in programming, production and transmission costs and $165,659, or 11.1% in programming amortization costs which was offset by a decrease in sales and marketing costs of $65,643, or 6.1% as well as a decrease in finance, general and administrative costs of $279,781, or 23.3%.

Programming, production and transmission costs have increased by $884,345, or 26.5%, (from $3,339,820 to $4,224,165) for the Period and $41,849, or 3.3% (from
$1,287,816 to $1,329,665) for the Quarter. These increases are primarily as a result of costs associated with production of new original programs such Health & Wellness, Issues & Answers, and America with Dennis Wholey, as well as increased costs associated with improving the Network's on-air look. Programming amortization costs have increased by $407,999, or 8.7% (from $4,669,587 to $5,077,586) for the Period and $165,659, or 11.1% (from $1,494,350 to
$1,660,009) for the Quarter as a result of the Company's commitment to improved programming. The Company expects to incur additional increases in future programming amortization and studio production costs as a consequence of upgrading the Network's programming and creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term but are critical to the Company's long-term survival and growth.

Sales and marketing expenses have decreased by $157,743, or 4.6% (from $3,465,902 to $3,308,159) for the Period and $65,643, or 6.1% (from $1,075,094 to $1,009,451) for the Quarter. Convention expenses have decreased by $110,750, or 37.4% (from $296,123 to $185,373) for the Period and $49,813, or 57.9% (from
$86,049 to $36,236) for the Quarter primarily as a result of efficiencies gained through the purchase of a new booth last year as well as timing of certain events. Professional fees decreased by $94,845, or 38.8% (from $244,442 to $149,597) for the Period and $25,767, or 31.3% (from $82,761 to $56,994) for the
Quarter primarily due to reduced marketing and ad sales research. Program guide costs have decreased by $70,462, or 38.9% (from $181,170 to $110,708) for the Period and $33,353, or 43.8% (from $79,090 to $42,737) for the Quarter as a result of efficiencies gained through restructuring the guide. Premium expense increased by $72,338, or 84.9% (from $85,225 to $157,563) for the Period but decreased by $18,171 or 69.5% (from $26,153 to $7,982) for the Quarter primarily as a result of timing of bulk purchases. Advertising increased $87,315, or 30.6% (from $285,693 to $373,008) for the Period and $59,744, or 75.8% (from $78,796 to $138,540) for the Quarter primarily due to increased advertising to the satellite distribution markets and selected consumer advertising.

Finance, general and administrative costs decreased by $853,775, or 24.6% (from $3,466,479 to $2,612,704) for the Period and $279,781, or 23.3% (from $1,202,659 to $922,878) for the Quarter. This decrease was primarily attributed to legal and professional fees which decreased by $549,598, or 50.3% (from $1,092,086 to $542,488) for the Period and $90,910, or 29.9% (from $304,530 to $213,620) for the Quarter due to resolution of various legal matters which were outstanding in the first half of 1995. Bad debt expense decreased by $604,529, or 57.3% (from $1,054,529 to $450,000) for the Period and $338,531, or 69.3% (from $488,531 to
$150,000) for the Quarter as a result of additional reserves required in the prior year for the bankruptcy of Via TV. Salaries, wages and other employee costs increased by $209,021, or 30% (from $696,487 to $905,508) for the Period and $87,831, or 37.4% (from $235,164 to $322,995) for the Quarter primarily due to costs associated with transitioning of the Company's president and other staffing changes.

As a result of decreased revenues ($1,117,595); increased programming, production and transmission costs ($884,345); increased programming amortization costs ($407,999); offset by decreased sales and marketing expenses ($157,743); decreased finance general and administrative expenses ($853,775); and litigation settlement awards of $150,000, the Company's loss from operations increased $1,248,421, or 19.4% for the Period. As a result of decreased revenues ($388,700); increased programming, production and transmission costs ($41,849); increased programming amortization costs ($165,659); offset by decreased sales and marketing expenses ($65,643); and decreased finance general and administrative expenses ($279,781); the Company's loss from operations increased $250,784, or 10% for the Quarter.

Other expense increased $367,250, or 112.8% (from $325,592 to $692,842) for the Period and $121,898, or 89.4% (from $136,337 to $258,235) for the Quarter, primarily as a result of interest on bridge loans provided by Concept Communications, Inc., ("Concept"), the Network's majority shareholder.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $855,739 at December 31, 1995 to $213,284 at September 30, 1996, principally due to cash outlays to cover increased operating losses and repayments of certain debts, offset by $6,500,000 bridge financing received in the first half 1996. Working capital decreased from $544,961 at December 31, 1995 to a deficit of ($295,363) at September 30, 1996 principally as a result of greater reductions in cash and accounts receivable than corresponding reductions in current maturities of long-term debt and accounts payable . Cablecast rights have decreased by $4,296,412 (21.5%) since year-end as a result of amortization of the Network's investment in its prime-time line up, offset by programming acquisitions. Total liabilities increased primarily due to $6,500,000 in bridge financing reduced by payments on liabilities related to programming.

Cash flows from operating activities decreased by $871,234, or 72.5% during the Period compared to the same Period in 1995 from using $1,202,425 to using $2,073,659, principally as a result of $1,615,671 increased loss from operations due to decreases in revenues combined with increased costs. Amortization expense increased by $539,299 as a result of further enhancements to the Network's programming. Provision for loss on receivables was reduced by $958,000 due to additional reserves required in 1995 in connection with the failure of Via TV. Receivables have decreased by $987,824 as a result of increased collection efforts and lower revenues. Prepaid expenses and other assets decreased by $63,463 as a result of timing for advance payments and deposits. Interest and other payables to related parties increased by $278,006 primarily as a result of interest accruing on additional notes payable to Concept.

Cash used in investing activities decreased $1,383,756, or 68.7% (from $2,013,887 to $630,131) during the Period compared to the same Period in 1995 principally due to a $1,364,573 decrease in purchases of programming and cablecast rights. Purchases of programming rights has decreased this year as a result of multi-year purchases made in the prior year as well as a result of increased production of new original programming.

Cash flows from financing activities increased $680,695, or 49.3% during the Period compared to the same Period in 1995 due principally to bridge financing increases of $1,000,000, or 18% (from $5,500,000 to $6,500,000) offset by increased repayment of long-term obligations of $319,305, or 7.7% (from $4,119,360 to $4,438,665).

The Company has received a total of $16,500,000 in bridge financing from December 1994 through September 30, 1996, from Concept with rates varying from 4.89% to 8.59%. Concept has committed to provide up to an additional $4,500,000 in debt financing during the balance of the calendar year, $2,500,000 of which has been received subsequent to September 30, 1996 from Concept's parent company, Crown. Management believes that these funds will be sufficient to satisfy its operating needs for 1996. In connection with the additional borrowings and Concept's agreement to extend the due dates on the bridge financing to February 1, 1997, the Company has entered into a security agreement covering substantially all the Company's assets in favor of Concept. Concept has informed the Company that it desires to convert this debt to equity if Nostalgia and Concept are able to reach a mutual agreement as to the terms of such conversion, but there can be no assurance such a conversion will be achieved.

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

The Company's Board of Directors has directed its Executive Committee to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to the Board regarding this proposal. The Executive Committee is now actively engaged in this study.

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


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

Item 5.  Other Information

In September 1996 the Network commenced airing The Rockford Files on a cable exclusive run of this classic detective series. In an effort to keep its viewers informed on issues relative to the Presidential election, the Network joined the Free TV Coalition in airing two-and-a-half minute spots highlighting the views of the two major Presidential candidates. Additionally, the Network broadcast two special editions of Issues & Answers from the major conventions including special guests Gerald Ford at the Republican convention and George McGovern at the Democratic convention. Currently, the Network is developing a new original program series More Money with the Dolans, which features Ken and Daria Dolan providing practical financial advice in an interactive format.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  November 14, 1996


                                                     THE NOSTALGIA NETWORK, INC.



                                          By: /s/ SQuire D. Rushnell
                                              ----------------------------
                                          SQuire D. Rushnell, President and
                                          Chief Executive Officer


                                          By: /s/ Martin A. Gallogly
                                              ----------------------------
                                          Martin A. Gallogly, Vice President,
                                          Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION                                   PAGE NO.
-----------                              -----------                                   -------

27            Financial Data Schedule as required by Item 601 (c) of Regulation S-K       16