Form 10-K
period 1996-12-31
NOSTALGIA NETWORK INC
filed 1997-03-31
CIK 747178

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-K
                                 ------------
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-13102

                          THE NOSTALGIA NETWORK, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

         DELAWARE                                 84-0923659
(STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
    OF INCORPORATION)                         IDENTIFICATION NO.)

     650 MASSACHUSETTS AVENUE NW
           WASHINGTON, DC                           20001
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)          (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 289-6633

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                           NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                        ON WHICH REGISTERED
---------------------                      ---------------------
        NONE                                       NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

         COMMON STOCK, $.04 PAR VALUE PER SHARE, COMMON STOCK PURCHASE
           WARRANTS AND UNITS CONSISTING OF ONE SHARE OF COMMON STOCK
                     AND ONE COMMON STOCK PURCHASE WARRANT
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X           NO
                       -----            ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [   ]

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 10, 1997 was approximately $529,000 based upon the average bid and asked price for the Company's Common Stock on such date. The Company had 20,274,371 shares of Common Stock and 3,250 shares of Preferred Stock outstanding on March 10, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities and Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                                    PART I

ITEM 1.   BUSINESS

  The Nostalgia Network, Inc. (the "Company" or "Nostalgia") operates a television programming service (the "Service" or "Network") which offers a variety of lifestyle and entertainment programming to a target audience of active adult Americans who are 49 years of age or older ("Post-49"). The Company was originally incorporated in Colorado in 1983. In 1987 the Company changed its name from Boston Investments, Inc. and reincorporated in Delaware through a merger into its wholly-owned subsidiary.

1996 DEVELOPMENTS

  In August 1994 new management took control of the Company. This new management would begin to slow a two year decline in the Service's number of subscribers, from a high of approximately 12.2 million in January of 1993 to approximately 9.4 million in August of 1994, and doubled the Network's Nielsen
ratings.   While new management dramatically reduced the rate of subscriber loss, losses continued through the end of 1994 when subscribers stood at approximately 8,927,000. (Subscriber numbers represent management's best estimate of previous year subscriber counts.)

  During 1995 subscribers remained relatively constant, ending the year at approximately 8,905,000. Nielsen ratings rose in 1995 from a total day (Monday
- Friday 10A - 3A and Saturday/Sunday 11A - 3A) rating of .1 for the fourth quarter of 1994 to .2 in the fourth quarter of 1995. Weekday prime time (Monday
- Friday 8P - 11P) ratings for the same periods rose from .2 to .4.

  In the second half of 1995 however, the cable industry witnessed the beginning of very aggressive competition for channel capacity. It was not uncommon in the past for networks to offer some form of "marketing allowance", either in the form of local advertising and promotional events or a nominal amount of direct cash calculated on a per subscriber basis for the system to use as it deemed
appropriate.   In the past these amounts often were in the $0.20 to $0.50 range;
however, in late 1995 offers of $1.00 per subscriber started emerging.    As new
programming services set their sights on increasingly tighter channel capacity, the offers became more aggressive and cable system operators became more hungry. Networks which had strong strategic alliances with sister channels (e.g.:
Discovery and Animal Planet, Nickelodeon and TV Land; etc.) and could use that affiliation and the demand for their sister service to push for carriage of the new service were now offering significant per subscriber fees into the mix to
buy their way into cable systems.    In the most notable move, Rupert Murdoch's
FOX  NEWS was offering from $11 to $15 per subscriber to gain carriage.    Fox's
deal with TCI alone bought access to 10,000,000 TCI homes at a price in excess of $110,000,000, with stock conversion and other options tied to the deal.
Deals for carriage, such as those described above, coupled with a continuing bottleneck of channel capacity caused by delays in technological advances to expand channel capacity, have resulted in an extraordinarily competitive market place.

  Cable system operators appear to have abandoned even the concept of providing a service that caters to the consumer in favor of short-term operating profits. A prime example of the disenfranchising of cable consumers occurred in a planned community in Arizona where owners must be at least 50 years old and no resident
can be under the age of 16.    In this community, which is ideally suited for
the Company's Service, the Company was dropped in 1996 and replaced by the
Cartoon Network.    The selection of Cartoon Network was not motivated by
consumer demand, but rather the action of a system operator hungry for the financial incentives Cartoon was able to provide to secure the launch. Similar scenarios play out across the country as system operators, feeling secure with well penetrated, mature systems and little competition, ignore consumer desires in favor of short-term operating profits.

  These dramatic changes to the cable marketplace have adversely impacted the Company since it is unable to match the per subscriber fees offered by many
other networks.   As a result it has suffered further subscriber losses.    The
Company's subscriber base has declined from 8,905,000 at December 31, 1995 to
7,694,000 at December 31, 1996.   The Company continues to experience subscriber
losses in 1997. Until such time as channel capacity increases significantly, or the Company has the resources to effectively compete in a pay-to-play environment, the Company will remain vulnerable to additional subscriber declines.

  Management firmly believes that the Company's niche, Post-49 adults, is a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As the technological front continues to change almost daily, management believes the Company's best approach is to increase branding of the Network and build
consumer demand for its product.    It is actively pursuing development of new
original programming which will be unique to the Network and specifically
targeted to Post-49 adults.   In 1997, the Network will begin a consumer
awareness advertising campaign in specially targeted markets as well as other
consumer awareness activities.   Repeatedly in consumer market tests the
Company's product has been highly rated. Management believes investment in the Company's product and consumer awareness advertising will provide a greater long-term benefit than diverting funds for short-term launch opportunities.

  The direct broadcast satellite ("DBS") services, which do not have established
customer bases, are much more receptive to consumer demand.    Channel capacity
for DBS, although greater than cable, still has not expanded to the level
anticipated.    Additionally, DBS currently is incapable of providing local
channel signals.    Accordingly, although DBS is growing, it has not reached
market penetration levels previously anticipated.    Recently Rupert Murdoch
announced the merger of his emerging A Sky B DBS company with Echostar, the
third largest DBS company.    Along with the merger Murdoch announced
aggressive plans to offer local station broadcast on his DBS systems as early as
1998.    If successful, Murdoch's plans may well reshape the competition between cable systems and DBS and may require cable system operators to once again focus
on servicing the consumer's needs.    There can be no assurance that Murdoch's
merger plans will be consummated or that his company will be capable of providing local station broadcasts within the time frames they have announced. The Company is actively pursuing carriage opportunities with all of the DBS system operators.

  In the third quarter of 1997 the Company plans to encrypt ("scramble") its signal, requiring customers to request an authorization code to descramble the
signal.    In anticipation of this action, the Company has been actively pursuing contracts with various program packagers ("Packagers") to include the Network in their consumer packages sold to C-band satellite dish owners. Currently the Company has contracts pending with the 11 top Packagers in the
country representing almost 1,000,000 subscribers.    Management believes that
inclusion in these packages will put additional competitive pressure on DBS operators to include the Network in their program packages which, in turn may add pressure to cable system operators, although there can be no assurance that the contracts will be ratified or that the Company will be added to DBS program packages. Scrambling the signal will require a modest increase to sales and transmission expenses as well as require up to an estimated $500,000 in capital expenditures.

  In undertaking the above actions to preserve its most important asset, the Company understood that revenues would not rise quickly enough to cover the cost of improved programming, and that substantial losses would be incurred until the Company's ratings and subscriber base rose substantially. Thus the Company's financial losses in 1996 were expected. The Company's strategy is to continue to invest in programming in an attempt to increase ratings and subscribers to a point where revenues will exceed expenditures, but there can be no guarantee that such a point will be achieved. See Part I, Item 1, Section 6, Competition. Neither can there be any guarantee that the Company will be able to obtain financing for such an investment.

  Financing for needed improvements in the Service has been obtained from the Company's majority shareholder, Concept Communications, Inc., ("Concept") and Concept's parent company, Crown Communications, Inc. ("Crown") (together the "Majority Shareholders"), which together loaned $2,500,000 to the Company during 1994, $7,500,000 during 1995 and $10,000,000 during 1996. See Part II, Item 7,
Management's Discussion and Analysis of Financial Condition and Results of Operations. From January 1, 1997 through March 28, 1997 the Company has received an additional $9,000,000 in debt financing from Crown at 8.25%.
Crown has stated its ability and intent to provide up to an additional $11,500,000 to the Company through the remainder of 1997 on similar terms.

  Since 1995 the Company, through its 144 Committee, has been negotiating with Concept the conversion of the Company's debt obligations into equity. The 144 Committee and Concept were unable to reach agreement on the terms of such conversion after the Committee's financial advisors informed the Committee that they could not issue a fairness opinion on the terms proposed by Concept. Accordingly, the Company was notified on March 6, 1997 by Concept that it was withdrawing its offer to convert its debt to equity due to the inability to reach mutually satisfactory terms of such conversion. In light of this recent event, the Board is reconsidering its alternatives for equity financing. There can be no assurance that the Company will be able to find alternative equity financing on satisfactory terms. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

  The Company operates a television programming service which offers a variety of lifestyle and entertainment programming to a target audience of active Post-49 adult Americans. Nostalgia's programming is telecast over a network of cable television, wireless cable, and video-dial-tone systems (each an "Affiliate"). The Company uplinks its programming from its facilities in Alexandria, Virginia to a satellite which then transmits the programming back down to the Affiliates. The Company derives revenue primarily from the sale of advertising time and from fees paid by Affiliates for its programming. According to the Cabletelevision Advertising Bureau's ("CAB") 1996 Cable TV Facts, there are over 65 million basic cable subscribers in the United States and the industry reaches approximately two-thirds of all television households. The CAB projects that 72 percent of all TV households will have at least basic cable by the year 2000.

1.   Affiliated Cable Systems and Subscribers

  The Company's programming is distributed by approximately 700 Affiliates. The Company derives fees from arrangements with Affiliates, typically based upon the number of monthly subscribers in each Affiliate's system. The length of an Affiliate contract varies, but generally ranges from three to five years. Certain of the Company's Affiliate contracts have expired and carriage is currently provided on a month-to-month basis. Many of these Affiliates have declined to enter into a new contract until their plans for channel expansion
are completed.   In 1996 the Company derived revenues of $3,851,000 from
Affiliate fees. Three multiple system operators ("MSO's") accounted for 17%, 15% and 11% of revenues in 1996 and one MSO accounted for 15%, and 11% of revenues in 1995 and 1994, respectively.

  Each Affiliate has a limited number of "channels" over which programming can be distributed to its subscribers. The Cable Act of 1992 caused Affiliates to increase the number of channels allocated to broadcasters and affiliates of broadcasters, resulting in a corresponding decrease in the number of channels available to independent networks such as Nostalgia (the must carry/ retransmission consent provisions). As a result of intense competition among cable networks for this reduced number of channels, the per subscriber fees received from Affiliates have declined and may continue to decline. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.   Advertising

  The Company also derives revenues from the sale of advertising time. Nostalgia's programs average about 12 minutes of advertising time per hour. Generally, under the terms of the Company's arrangements with its Affiliates, two minutes of each hour's advertising time are reserved for the Affiliate's local use. The Company derives revenue from the sale of the remaining ten minutes of advertising time. In addition, the Company derives advertising revenue from the sale of time for program length advertisements ("infomercials") and from sharing in the revenue of "shop at home" services. In 1996 the Company derived revenues of $5,653,000 from advertising. Revenues from one advertising agency accounted for 10.4% and 15% of advertising revenues in 1996 and 1995, respectively, and two advertising agencies accounted for 11% and 10.5% in 1994. Revenues from the Company's home shopping service, described below, accounted for almost all of other revenues in 1995.

  During 1995, RSTV, Inc., doing business as Via TV! ("Via") accounted for
almost all of other revenue and approximately 11% of total net revenues.    Via
provided the Network with an interactive home shopping program service.   Via
was to pay the Network a commission based on net sales, subject to certain base
minimums.   During 1995, a contract dispute arose and Via ceased making
contractually obligated payments.   The Network continued to air Via's
programming and accrued the minimum contractual obligations; however, due to uncertainty regarding the collectibility of amounts from Via, during the second half of 1995 management recorded a reserve against revenue on a monthly basis. Via's contract expired and the Network ceased airing its programming on December
31, 1995.   During 1996 the Company entered into a stipulated judgment agreement
against Via in excess of the amounts recorded as receivable.   Subsequent to
receiving the judgment, Via filed for bankruptcy protection.   Amounts owed by
Via have been reduced to their net realizable value at December 31, 1996 based
upon a settlement which occurred in early 1997.   See Part II, Item 7,
Management's discussion and Analysis of Financial Condition and Results of Operations.

 3.   Demographics and Ratings

  According to Nielsen's Homevideo Index's ("NHI") Fourth Quarter 1996 Audience Composition Report, the Company was first in Viewers Per Viewing Household for both Post-49 Adults and Post-49 Women during Total Day (Monday - Friday 10A - 3A and Saturday/ Sunday 11A - 3A).

  The Company's ratings, as measured by NHI, reflect the Company's growing share of household viewers. The following is a summary of ratings for the last five years:

  YEAR            AVERAGE   HIGH
  ----            -------   ----
  1992              0.1     0.1
  1993              0.1     0.2
  1994              0.2     0.4
  1995              0.3     0.5
  1996              0.5     0.6

4.   Programming

     In May of 1996 Nostalgia hired SQuire Rushnell, a former top programming executive with the ABC Television Network, to serve as the Company's President
and Chief Executive Officer.   SQuire brings to the Network  unique vision and
insight into new programming venues. SQuire's vision of the programming needs of the Network's Post-49 audience is the cornerstone of the Company's future plans.

     In an effort to improve its programming and marketing to better serve its Post-49 audience, Nostalgia has developed the following Mission Statement:

          Nostalgia is a network created for viewers who think of themselves as forty-five to sixty five.

          Nostalgia's point of view is through our viewer's eyes. We recognize the joys and rewards of a life rich in experience. We are positive and forward thinking, with an upbeat sense of humor. We feel and look younger than our years.

          Nostalgia is a full-service network committed to enhancing our viewers' quality of life through entertainment, information and services. Every communication should be easy to understand, trustworthy, personable and inviting.

          Nostalgia has built a place viewers not only can come home to, but feel at home with. We are a friend, a neighbor; we are their network.

     In 1996 Nostalgia Television continued to improve its programming through creation of more original programming. Following is a description of various programs airing on Nostalgia:

DENNIS WHOLEY

In 1996 Nostalgia commissioned the production of two programs produced by noted television interviewer, Dennis Wholey. Dennis Wholey: America! is a four day a week, half hour, one-on-one interview in which Dennis reflects contemporary culture through interviews with authors. The program also features live call-ins from viewers.

This is America with Dennis Wholey is a weekly, hour long roundtable discussion of a timely topic. Six interesting and influential guests, from all fields of entertainment, politics and industry are mixed together to contribute their thoughts on the topic of the week.

Both programs concurrently air on a number of  PBS stations and Dennis Wholey:
America! airs simultaneously on PBS stations with a 10 second ID recognizing Nostalgia Television's sponsorship.

ISSUES & ANSWERS

Issues & Answers, hosted by former White House Press Secretary Ron Nessen, has unique qualities that set it apart from other political talk shows. First, the programs deal with issues which are of relevance to the Post-49 audience. Second, none of the guests are current members of Congress or the Executive Branch, thereby freeing them from the constraints of party and politics and enabling them to provide insight into the important issues. Along with these guests Issues & Answers invites knowledgeable members of the various think tanks and journalists to bring a truly balanced approach to the topics Nostalgia presents.

DEMOCRATIC AND REPUBLICAN CONVENTIONS

Issues & Answers had two special broadcasts from the 1996 political conventions. In both cases Ron Nessen interviewed the parties' elder statesmen on where their party stood on the important issues. At the Republican Convention Mr. Nessen interviewed his former boss, President Ford. The half hour program focused on the former president's personal recollections of the 1976 campaign and his assessment of Senator Dole's chances this year. For the Democratic Convention Mr. Nessen interviewed former presidential candidate Senator George McGovern, discussing the senator's life after the 1972 campaign and the problems with politics today.

PRESIDENTIAL CANDIDATE FORUM

Nostalgia joined with "The Free TV for Straight Talk Coalition" to air a two minute address by each major candidate on alternating nights during prime time. Nostalgia was the first cable network to come out in support of this idea. Subsequent to the initial meeting in September 1996, only PBS and CNN signed on. The other major broadcast networks had their own individual arrangements with the campaigns. Nostalgia aired the spots at 9:00 PM as well as before Issues & Answers at 4:00 PM and 12:30 AM.

Nostalgia also produced six special editions of Issues & Answers, focusing on the results of its polling of the Post-49 audience. The topics were Big Government, The Economy, Crime and Drugs, Education, Entitlements and Health Care.

NOSTALGIA MOMENTS

To continue to brand the Network without having to focus on issues of age, Nostalgia Television has created "Nostalgia Moments". In these short interstitials real people, who exemplify the Network's demographic, talk about their lives. They tell why this is the best time of their lives, what advice they have given their children, who was the most influential person in their lives and what America means to them. These 15 second to 30 second pieces allow the viewer to identify with the person on television as a "real" person like them, with similar experiences, concerns, and values, therefore allowing the viewers to identify with Nostalgia as a network for people like them.

THE PATTI PAGE SHOW

Nostalgia acquired rights to air The Patti Page Show to add to The Big Beat Broadcast. For more than four decades, Patti Page has continued to perform to enthusiastic audiences. She has sold 70 million records which makes her the all time best selling female vocalist. She has released 80 albums and 157 singles. Of those 157 singles, 110 reached the Billboard charts and 84 broke into the top
40. Her 15 gold singles include such perennial standards as "Old Cape Cod" and "Doggie In The Window." The program, originally produced in the 1950's, consisted of 60 fifteen minute episodes which were combined into 15 hour long programs hosted by Patti herself in current interviews on her life, career and the television program.

TOO MARVELOUS FOR WORDS: A SINGER SONGWRITER SALUTE TO JOHNNY MERCER

Taped before a live audience on March 30, 1996, Nostalgia produced a two hour special in cooperation with the Smithsonian Institution and the Johnny Mercer Foundation. The program celebrated the 1996 Johnny Mercer Awards given to three new songwriters as well as three past winners. The program featured each songwriter presenting a musical tribute to the music of Johnny Mercer along with original music from the winners. Many of the original songs concerned fond memories of the songwriter's parents and, of course, the Mercer songs like Autumn Leaves, I'm Old Fashioned and Moon River went over big. Some of the singers included Anne Runolfsson, who was a stand-in for Julie Andrews in the Broadway musical Victor/Victoria, and Judy Kuhn who sang the title role in Disney's Pocahontas.

FROM THE ARCHIVES

Nostalgia aired a number of documentaries from the National Archives, along with an original documentary entitled The Boom Is On: America 1945 - 1949. The documentary focused on some of the monumental changes America went through following World War II. These changes include the unprecedented number of people entering college courtesy of the G.I. Bill, the vast expansion of our economy in areas such as housing, cars and consumer appliances and of course the "Baby Boom."

ACQUIRED PROGRAMMING

Nostalgia also had a new syndicated series that commenced airing on the Network in 1996. One of the best loved television series, The Rockford Files, staring one of America's favorite actors, James Garner, premiered on Nostalgia in September 1996. The series consists of 125 hours licensed in a cable exclusive deal from Universal Television until August 1999. As expected this program is a big hit with Nostalgia's audience. The success of the series can be seen in the new Rockford movies that have been airing on CBS, which won their time period, and the Rockford World Wide Web site, which posted a notice that Nostalgia is carrying The Rockford Files, and Nostalgia's fourth quarter prime time ratings which grew to a record .5 Nielsen audience rating.

MOVIES

Nostalgia complimented its library by premiering a new licensed feature every month. The films, from Warner Brothers, Columbia Tri-Star and Paramount, are all in color from the fifties, sixties and seventies and feature a number of major stars.

GOING FORWARD IN 1997

Nostalgia Television continues an ambitious schedule of new and original productions in 1997. As this report is submitted, two new programs have premiered on Nostalgia Television.

MORE MONEY WITH THE DOLANS

Ken and Daria Dolan, "the first family of finance," present a daily one hour program on money issues patterned after their daily radio show heard nationally on 155 stations. On More Money with the Dolans, Nostalgia Television viewers can call in and question Ken and Daria about retirement plans, investment and tax strategies, saving money for college or how to get a good buy on a new car. With more than 30 years of combined financial experience, Ken and Daria's advice is not only informative but fun and entertaining.

FLEA MARKET MOVIE

Nostalgia Television has added short segments to every commercial break in its movies where its collectibles aficionado, Christopher Kent, dispenses his wit and wisdom about all sorts of collectable items. In these short interstitials viewers can learn about which collectibles might be valuable. Christopher also appraises items that people bring to him or that viewers have called or sent picture or videos in and asked about.

Some of the additional programs planned for 1997 include The Real Me, autobiographies by famous people in their own words and stories; The Bull and the Bear, stock market reports by a "Siskel and Ebert-type" pair of hosts; Nostalgia DanceSport Competitions, featuring a fast growing trend in America, ballroom and performance dancing; Nostalgia Variety Hour, with Tony Orlando and Dawn, Captain and Tennille, Leslie Uggams and Jimmy Durante that includes all new original wrap-arounds; more original Nostalgia Cabaret productions; and The Real Doctors, a cinema verite program following real doctors helping patients face their very real medical crisis.

5.   Patents, Trademarks, Licenses

  The Company neither holds nor depends on any material patent, trademark, license, franchise or concession except for its trademarks "Nostalgia Channel" and "Nostalgia Television."

6.   Competition

  There is intense competition among companies providing programming services via cable television and other video delivery systems. Nostalgia must compete with other programmers for access to limited channel space on Affiliate systems and must also compete with other programmers for viewers. In addition, Nostalgia competes for advertising revenues with other cable networks, broadcast television, radio and print media. More generally, the Service competes with various other leisure-time activities such as home videos, movie theaters, the internet and other forms of information and entertainment.

  A number of basic networks (such as the Discovery Networks, American Movie Classics and CNN), pay television networks (such as The Disney Channel), and superstations (such as WOR and WGN) provide programming directed towards various sub-groups which are included in the Company's target audience. At least two proposed programming services were promoting their interest in launching networks to serve the adult Post-49 demographic; both of which appear to have abandoned their plans to launch these services. Most of the companies providing programming services are affiliated with cable system operators or motion picture studios, and thus may enjoy advantages that independent services, such as the Company, do not enjoy. Many of Nostalgia's competitors have substantially greater financial and other resources than Nostalgia enjoys.

  Technological advances over the next five years--such as digital compression technology, which will allow cable systems to expand channel capacity, and the development of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable--are expected to dramatically increase the number of available channels. This increase in the number of channels will dramatically reduce the competition for access to channel space; however, it will significantly increase the competition for viewers, although cable is garnering an increasing share of overall viewers, ratings and ad sales revenue
over traditional broadcast networks.   There can be no assurances as to when
technological advances will be developed commercially and implemented to significantly increase overall channel capacity.

7.   Satellite Distribution

  The Company transmits its programming from its facilities in Alexandria, Virginia by means of an earth station transmitting antenna (called an "uplink") provided to the Company by Atlantic Video, Inc. ("AVI"). Throughout 1996, 1995 and 1994 Christopher A. Cates and Dong Moon Joo were officers or directors of
AVI and directors of the Company.   The AVI uplink facility transmits the
Nostalgia programming to an orbiting communications satellite on which the Company owns a transponder, which relays the programming to the Company's Affiliates. Under an agreement that expired in September 1996 but continues on a month-to-month basis, AVI provides to the Company certain exclusive television production, post-production and master control/uplink services and leases to the Company 3,000 square feet of office space in AVI's Alexandria, Virginia production facilities. This agreement provides for minimum monthly payments to AVI of $75,000, plus payment for office space rental, videotape stock purchases and additional production/post-production services beyond a certain level. The Company is required to purchase a minimum dollar value of such services during each term month at specified rates.

  The Company's signal currently is unscrambled and can be received by an owner of an appropriate earth station or dish without payment of subscriber fees. Newly-available digital technology would allow the Company's transponder to carry three or more additional signals in the same bandwidth now used by the Nostalgia signal, and would also allow encryption of the signal at no additional
cost.   In the third quarter of 1997 the Company plans to encrypt ("scramble")
its signal, requiring customers to request an authorization code to descramble
the signal.    In anticipation of this action, the Company has been actively pursuing contracts with various program packagers ("Packagers") to include the Network in their consumer packages sold to c-band satellite dish owners. Currently the Company has contracts pending with the 11 top Packagers in the
country representing almost 1,000,000 subscribers.    Management believes that
inclusion in these packages will put additional competitive pressure on DBS operators to include the Network in their program packages which, in turn, may add pressure to cable system operators, although there can be no assurances that the contracts will be ratified or that the Company will be added to DBS program packages.


8.   Government Regulation

  On February 8, 1996 the Telecommunications Act of 1996 (the "1996 Act") was signed into law. Among other things, the 1996 Act repeals statutory provisions and interpreting regulations of the Federal Communications Commission, ("FCC") that prohibited telephone companies from operating cable television systems or other multichannel distribution systems in areas in which those companies offer telephone service and that severely restricted the ability of such telephone companies to produce, acquire an interest in, or distribute programming in which they have an interest. The 1996 Act limits the ability of telephone companies to purchase existing cable systems, but otherwise imposes minimal constraints upon their entry into multi-channel video distribution and program production. The FCC is required to adopt regulations, similar to those imposed upon traditional cable systems by the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Act") designed to prevent telephone companies from favoring program services in which they have an interest and from unreasonably denying access to unaffiliated programmers.

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

  The 1996 Act also modifies, to a limited extent, the system of rate regulation imposed upon traditional cable operators pursuant to the 1992 Act. Under the 1996 Act, rate regulation by the FCC of the upper tiers of service will expire on March 30, 1999; cable operators typically carry Nostalgia on an upper tier. Basic service, which cable operators are required to offer to all subscribers, remains subject to rate regulation in communities in which the cable system is not subject to "effective competition." The institution of an alternative multi-channel video distribution system by a telephone company serving substantially the same area as the cable system is deemed to constitute "effective competition" under the 1996 Act.

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

9.   Employees

  On December 31, 1996, the Company had a total of 37 full-time, non-union employees. The Company has experienced no work stoppage, is not a party to any collective bargaining agreements, and believes that it enjoys good relations with its current employees.

ITEM 2.   PROPERTIES

  The Company's executive offices are located at 650 Massachusetts Avenue, N.W., Washington, D.C., where the Company leases approximately 5,100 square feet of space from the Washington Television Center, L.P. The lease provides for a base monthly rent of $12,788 and expires in November 1999. Washington Television Center, L.P. is owned by U.S. Property Development Corporation. Throughout 1996, 1995 and 1994, Mr. Dong Moon Joo was an officer and director of U.S. Property Development Corporation and a director of the Company.

  The Company's program production facility is located in Alexandria, Virginia, where approximately 3,000 square feet are leased from Atlantic Video, Inc. ("AVI") under a lease that expired in September 1996 but continues on a month-to-month basis. Throughout 1996, 1995 and 1994, Christopher A. Cates and Dong Moon Joo were officers or directors of AVI and directors of the Company. The monthly rent for that space is currently $3,896.

  The Company's eastern sales office is located at 220 Commerce Drive, Ft. Washington, Pennsylvania, where the Company occupies approximately 1,580 square feet at a monthly rate of $2,032 under a lease that expires August 31, 1998.
The Company's western sales office is located at 7951 East Maplewood Avenue, Suite 310, Englewood Colorado, where the Company occupies approximately 1,980 square feet at a monthly rate of $2,309 under a lease that runs through July 14, 1999.

  It is expected that leases which expired during 1996 will be replaced with comparable leases in the ordinary course of business.

ITEM 3.   LEGAL PROCEEDINGS

  Roger M. Rosenberg, et al., Delaware Chancery Court, Civil Action No. 11134. On September 29, 1989, this action was filed by shareholders of the Company against four former directors of the Company. The Company is named as a nominal defendant for purposes of the derivative claims asserted, but as to those claims
Nostalgia has no liability as a matter of Delaware law.   The Company is
required to indemnify the directors and to pay the cost of their defense.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1996, no matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company, their ages and positions with the Company are set forth below:

Name                            Age                        Position
------                          ---                       -----------
SQuire D. Rushnell               58  President, Chief Executive Officer
Martin A. Gallogly               39  Vice President, Treasurer and Chief Financial Officer

  The terms of Mr. Rushnell's employment are covered by an agreement which
extends through May 12, 1999.  See Notes to the Financial Statements.   The
remaining executive officer serves at the pleasure of Mr. Rushnell and the Board of Directors. The following is a brief description for at least the last five years of the current executive officers of the Company.

  SQUIRE D. RUSHNELL has served as President and CEO since June of 1996.   From
1994 to 1996 Mr. Rushnell was President and Co-Founder of Our Time Television,
Inc. a former cable channel targeted to emerging baby boomers.    Prior to that
time Mr. Rushnell was President of Rushnell Communications and Publishing, Inc.
producing programming for broadcast networks and syndication.    Mr. Rushnell
previously served for 20 years as a top program executive with the ABC Television Network where he oversaw the rise of Good Morning America to dominant ratings and profits, and became the legendary leader of the network's children's and family programming.

  MARTIN A. GALLOGLY has served as Vice President, Treasurer and Chief Financial Officer of the Company since June of 1994. Prior to joining the Company, Mr. Gallogly had served as Chief Financial Officer of AVI since August 1992, as Treasurer of Concept Communications, Inc. since April 1993, and as Chief Financial Officer of Potomac Television/Communications, Inc. (a subsidiary of Concept) since August 1992. Mr. Gallogly served in various positions with the Washington, D.C. office of BDO Seidman, LLP from 1984 through July 1992, most recently as Senior Manager--Audit Division. Mr. Gallogly is a Certified Public Accountant.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  During 1996 and 1995 the Company's Common Stock, Common Stock purchase warrants and units (consisting of one share of Common Stock and one warrant) were traded on the NASDAQ OTC Bulletin Board. The Company's publicly-traded warrants are exercisable at $4.80 per share and expire 45 days after the effective date of the Company's registration statement, as yet not filed, for the stock underlying such warrants. The following table sets forth, for each quarterly period during 1996 and 1995, the high ask and low bid quotations for the Company's publicly-traded securities, as reported on the NASDAQ Bulletin Board. These quotations are representative of prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.


                              COMMON STOCK           UNITS            WARRANTS
                            -----------------  -----------------  -----------------
                            High Ask  Low Bid  High Ask  Low Bid  High Ask  Low Bid
                            --------  -------  --------  -------  --------  -------
          1996
          ----
          First Quarter        $ .41      .22       N/A      N/A       N/A      N/A
          Second Quarter         .81      .25       N/A      N/A       N/A      N/A
          Third Quarter          .41      .19       N/A      N/A       N/A      N/A
          Fourth Quarter         .31      .08       N/A      N/A       N/A      N/A
          1995
          ----
          First Quarter        $1.00    $ .69     $1.25     $.75      $.05      N/A
          Second Quarter         .88      .56      1.25      .75       .05      N/A
          Third Quarter          .69      .22      1.25      .50       .25      N/A
          Fourth Quarter         .56      .19      1.25      .50       .25      N/A

1.  Number of Common Stockholders

  As of March 1, 1997, there were approximately 311 holders of record of the Company's Common Stock.

2.  Dividend Policy

  The Company has paid no dividend since its inception and does not anticipate paying any dividend on its Common or Preferred Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

  The following is a summary of selected financial data for the Company for each of the last five fiscal years.


                                                     Fiscal Years Ended December 31,
                                  ---------------------------------------------------------------------
                                      1996           1995          1994          1993          1992
                                  -------------  ------------  ------------  ------------  ------------

Subscribers                          7,694,000     8,905,000     8,927,000    11,000,000    12,200,000

Balance Sheet Data
--------------------------------
Total Assets                      $ 17,486,702   $23,955,541   $11,154,537   $ 7,089,734   $ 9,228,271
Long-Term Obligations
  (including capital leases)        28,202,711    22,881,635     3,096,540       696,896     7,859,280
Stockholders' Equity (Deficit)     (19,464,221)   (7,522,733)    1,953,634     3,810,917      (630,523)

Income Statement Data
--------------------------------
Affiliate Sales Revenue              3,850,745     4,205,324     5,014,547     5,587,856     5,934,651
Advertising Sales Revenue            5,652,938     5,812,663     7,206,501     6,261,869     5,436,005
Other Revenue                                -     1,248,898       231,052     1,081,794             -

   Total Operating Revenues          9,503,683    11,266,885    12,452,100    12,931,519    11,370,656

Operating Expenses                  20,394,940    20,260,931    16,425,169    15,408,574    13,983,827
Loss from Operations               (10,891,257)   (8,994,046)   (3,973,069)   (2,477,055)   (2,613,171)
Net Loss                           (11,941,488)   (9,476,367)   (4,231,177)   (3,297,725)   (3,195,882)
Net Loss Per Common Share                 (.59)         (.47)         (.22)         (.22)         (.23)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor"
for forward looking statements.   Certain matters discussed in this item, and
elsewhere in this Form 10-K, are forward looking statements.   These forward
looking statements involve risks and uncertainties, including, but not limited to, economic conditions, product demand and industry capacity, competition, regulatory environment, and other risks indicated in filings with the
Securities and Exchange Commission.   The following are factors to keep in mind.

Competition:   The Company must compete with other programmers for access to
limited channel space and for viewers.   Over the past few years, competition
among television networks has increased dramatically.   Currently such basic
networks as the USA Network, American Movie Classics and Turner Network Television provide programming directed at sub-groups included in the Company's
targeted audience.   Moreover, other services targeting the Post-49 market
(e.g.: the Lear/AARP partnership) have sought to enter the market.   Many
competing services have an advantage over the Company because they are owned by or affiliated with companies that operate cable systems or own programming, and
in general have greater financial and technical resources than the Company.   If
any of these competitors were to be successful in reaching the Company's target audience, the Company would be adversely affected.

Distribution and Channel Capacity:   Few individual cable systems have channels
available to launch new services.   To achieve significant growth the Company
will need to gain distribution not only with existing system operators as they expand their systems with rebuilds or expand their system's territories through overbuilds, but also with emerging cable competitors such as direct broadcast satellite services and telephone company wired and wireless services.

Advertising Revenues:   The Company's advertising revenues will increase
substantially only if it is able to improve its audience size above current
levels.   Most mature cable networks have found it very difficult to achieve
significant audience growth.   This growth will depend, among other things, on
the Company's ability to continue to produce or acquire attractive programming, create consumer awareness demand, and achieve adequate distribution.

Access to Programming:  The Company's success will depend in part on its ability
to produce or acquire attractive programming.   As competition increases, the
cost of acquiring existing programming also increases.   Producing new
programming typically is more expensive than acquiring existing programming , and new programming may not attract audiences.

Financing:    The Company believes that it will need significant outside
financing for the foreseeable future.   There can be no assurance that it will
be able to obtain such financing.

Regulation:   The Company's major customers, cable system operators, are subject
to federal, state and local regulations.   Changes in such regulations could
have a material effect on the Company's business.

Control by Principal Shareholder:   Currently at least 70% of the votes entitled
to be cast at the annual meeting of the Company's shareholders are held by
Concept.   Concept has sufficient votes to elect all members of the Board of
Directors and thus to control indirectly the Company's business policies, strategies and management.

GENERAL COMMENTS

  The Company's most important asset is its subscriber base. Substantially all of the Company's revenues are a function of its subscriber base: affiliate revenue is measured directly by the number of the Company's subscribers; and advertising revenue is based on viewership, which is a product of the number of subscribers and the Company's Nielsen ratings. Over the past few years, competition for subscribers among television networks like the Company has increased dramatically. In part this has been the result of technological advances promising greatly expanded channel capacity that has been repeatedly delayed. Technological advances have inspired the creation of many new programming services, but the expanded capacity to carry those services is not yet in place.

  Compounding the effects of this technological bottleneck was the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), which had the effect of allocating already scarce cable capacity to the owners of broadcast television channels. The 1992 Act gave broadcasters, whose programming was of little interest to cable subscribers, the right to demand carriage on local cable systems (the "must carry" provisions). In many cases cable operators had to discontinue carriage of network services like that provided by the Company in order to carry such broadcast channels. To those broadcasters whose programming was of interest to cable subscribers, the 1992 Act gave the right to demand payment for their programming (the "retransmission consent" provisions). In lieu of cash payments, the cable operators gave channel capacity to non-broadcast programming services affiliated with these broadcasters. In many cases services like that provided by the Company had to be dropped to make room for affiliates of broadcasters.

  In the second half of 1995 the cable industry witnessed the beginning of a new era in competition for channel capacity which then exploded in 1996. It was not uncommon in the past for networks to offer some form of "marketing allowance", either in the form of local advertising and promotional events or a nominal amount of direct cash calculated on a per subscriber basis for the system to use
as it deemed appropriate.   In the past these amounts often were in the $0.20 to
$0.50 range; however, in late 1995 offers of $1.00 per subscriber started
emerging.    As new programming services set their sights on increasingly tighter channel capacity, the offers became more aggressive and cable system
operators became more hungry.    Channels which had strong strategic alliances
with sister channels (e.g.: Discovery and Animal Planet; Nickelodeon and TV Land; etc.) who already could use that affiliation and the demand for their sister service to push for carriage of the new service were now adding significant per subscriber fees into the mix to effectively buy their way into
cable systems.    In the most notable move, Rupert Murdoch's FOX  NEWS was
offering from $11 to $15 per subscriber to gain carriage.    Fox's deal with TCI
alone bought access to 10,000,000 TCI homes at a price in excess of $110,000,000, with stock conversion and other options tied to the deal.

  These dramatic changes to the cable marketplace have adversely impacted the
Company through further subscriber losses.    The Company's subscriber base has
declined from 8,905,000 to 7,694,000 at December 31, 1996. The Company continues
to experience subscriber losses in 1997.   Until such  time as channel capacity
increases significantly the Company will remain vulnerable to additional subscriber declines.

  Management firmly believes that the Company's niche, Post-49 adults, is a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As the technological front continues to change daily, management believes the Company's best approach is to further brand the Network and build consumer
awareness of its product.    It is actively pursuing development of new original
programming specifically targeted to Post-49 adults which will be unique to the
Network.    1997 will see the beginning of a consumer awareness campaign as well
as other consumer awareness activities.   Repeatedly in consumer market tests
the Company's product has been highly rated.    Management believes investment
in the Company's product and consumer awareness will provide a greater long-term benefit than diverting funds for short-term launch opportunities.

  In the third quarter of 1997 the Company plans to encrypt ("scramble") its signal, requiring customers to request an authorization code to descramble the
signal.    In anticipation of this action, the Company has been actively pursuing contracts with various program packagers ("Packagers") to include the Network in their consumer packages sold to c-band satellite dish owners. Currently the Company has contracts pending with the 11 top packagers in the
country representing almost 1,000,000 subscribers.    Management believes that
inclusion in these packages should place additional competitive pressure on DBS operators to include Nostalgia in their program packages which, in turn may add pressure to cable system operators, although there can be no assurances that the contracts will be ratified or that the Company will be added to DBS program
packages.   Scrambling the signal will require a modest increase to sales and transmission expenses as well as require up to an estimated $500,000 in capital expenditures.

  In undertaking these actions to preserve its most important asset, the Company understood that revenues would not rise quickly enough to cover the cost of the improved programming, and that substantial losses would be incurred until increases in the Company's ratings and subscriber base rose substantially. Thus the Company's financial losses in 1996 were not unexpected. The Company's strategy is to continue to invest in programming in an attempt to increase ratings and subscribers to a point where revenues will exceed expenditures, but there can be no guarantee that such a point will be achieved. See Part I, Item 1, Section 6, Competition. Neither can there be any guarantee that the Company will be able to obtain financing for such an investment.

RESULTS OF OPERATIONS

  Fiscal year ended December 31, 1996 compared to fiscal year ended December 31, 1995

  Net loss in 1996 increased $2,465,000, or 26% (from $9,476,000 to
$11,941,000). This increase was due principally to reduced revenues (a reduction of $1,763,000); increased programming amortization expense (an increase of $857,000); increased programming, production and transmission expenses (an increase of $776,000); increased interest expense (an increase of $568,000);

offset by decreases in finance, general and administrative expenses (a decrease of $1,351,000) and revenue from litigation settlement (an increase of $150,000).


  Revenues:

  Total revenues in 1996 decreased by $1,763,000, or 15.6% (from $11,267,000 to $9,504,000). This decrease was primarily attributed to decreases in other revenue related to the Company's shopping service as well as decreases in affiliate and advertising revenues.

  Affiliate revenues declined $355,000, or 8.4% , reflecting a loss of subscribers in the second half of 1996 due to competition for scarce channel capacity. Additionally, increased competition has put downward pressure on the rates which the Company can charge its Affiliates. While subscriber losses are immediately reflected in affiliate revenue, the same is not true for increases in subscribers as it is common for a new affiliate to receive up to two years of free service as an incentive for commencing carriage of a programming service. For these reasons, the Company expects future increases in its subscriber base, if any, to result in less than fully proportionate increases in affiliate
revenues.    The Company anticipates affiliate revenues for 1997 will continue to decline as it will reflect a full year of the 1996 subscriber losses and any additional subscriber losses in 1997.

  Advertising sales decreased $160,000, or 2.7% (from $5,813,000 to $5,653,000)
primarily as a result of decreased rates associated with the Company's reduced subscriber base. The Company anticipates advertising revenues for 1997 will continue to decline as it will reflect a full year of the 1996 subscriber losses and any additional subscriber losses in 1997.

  Revenues from infomercials increased $202,000, or 5.6% primarily due to a 112% increase in time allotted to infomercials, offset by a 50% decrease in average rate per half hour. The increase in time allotted to infomercials was due to
the change in the use of overnight hours.   These time slots were devoted to
interactive home shopping in 1995 but were reverted to infomercials in 1996. Although significantly increasing the number of hours devoted to infomercials,
the overnight block demands the lowest rates.   Rate increases from 1995 were
rolled back as additional inventory absorbed the demand for  time.
Additionally, market pressures resulted in further reductions in rates.

  Revenues from short-format commercial advertising (two minutes or less in length) decreased by $362,000, or 16.4%. The decrease was due to a 7.1% reduction in commercial spots available to sell as a result of changes in programming formats for standard commercial spot insertions. Market pressures resulted in a 9.3% rate reduction.

  Other revenues decreased $1,249,000, or 100% (from $1,249,000 to $0) as a result of the Company canceling its interactive home shopping service provided
by Via on December 31, 1995.   The hours which were devoted to interactive home
shopping are now used for infomercials.  Via was to pay the Network a commission
based on net sales, subject to certain base minimums.   During 1995, a contract
dispute arose and Via ceased making contractually obligated payments.   The
Network continued to air Via's programming and accrued its minimum contractual obligations; however, due to uncertainty regarding the collectibility of amounts from Via, during the second half of 1995 management recorded a reserve against
revenue on a monthly basis.   Via's contract expired and the Network ceased
airing its programming on December 31, 1995.   During 1996 the Company entered
into a stipulated judgment agreement against Via in excess of the amounts
recorded as receivable.   Subsequent to receiving the judgment, Via filed for
bankruptcy protection.   Amounts owed by Via have been reduced to their net
realizable value at December 31, 1996 based upon a settlement which occurred in early 1997.

Operating Expenses:

  Total operating expenses increased $134,000, or 0.7% from $20,261,000 in 1995 to $20,395,000 in 1996. The increase was due principally to increased programming amortization (an increase of $857,000); and increased programming, production and transmission (an increase of $776,000), offset by decreased finance, general and administrative expenses (a decrease of $1,351,000) and revenues from litigation settlement (an increase of $150,000).

  Programming, production and transmission expenses for 1996 increased $776,000, or 16.6% (from $4,683,000 to $5,459,000). Programming costs increased by $790,000, or 59.3% (from $1,333,000 to $2,123,000) primarily as a result of
costs associated with new original programs.    New original programming in 1996
included a full year of Issues & Answers, which premiered in the Fall of 1995. Additionally, the Network commissioned the production of two popular interview
shows Dennis Wholey: America! and This is America with Dennis Wholey.   Health &
Wellness, a medical and physical health program, aired on the Network for six
months in 1996.    Salaries, taxes and benefits increased by $47,000, or 14.5%
(from $324,000 to $371,000) primarily as a result of adding a staff position. Transmission costs decreased by $82,000, or 2.9% (from $2,847,000 to $2,765,000) as a result of 1995 amortization of certain deferred charges related to the new transponder. Programming costs are expected to increase in 1997 as a result of the Network's plans to increase production of new original programs such as More Money with the Dolans, Flea Market Movie and others. See Part 1, Item 1, Section 4.

  Programming amortization increased $857,000, or 13.5% (from $6,326,000 to $7,183,000). The majority of this increase results from a different mix of programs and related license fees for prime-time programming.

  Sales and marketing expenses remained relatively flat at $4,510,000 in 1996
compared to  $4,508,000 in 1995.    Advertising expenses increased by $151,000,
or 42% (from $359,000 to $510,000) as a result of increased trade advertising to the ad sales community as well as combined trade and consumer advertising to the satellite community in anticipation of the planned signal scrambling in third
quarter 1997.    Conventions and national events increased by $62,000, or 12.3%
(from $502,000 to $564,000) as a result of an additional show for the satellite trade and increased presence and activities at cable trade shows and other
special events.    Professional  fees decreased by $80,000, or 27.7% (from
$289,000 to $209,000) as a result of reduced public relations consulting. Program guide costs decreased by $70,000, or 31.1% (from $225,000 to $155,000) as a result of redesigning the guides as well as effecting other cost
efficiencies.    Sales and marketing materials decreased by $57,000, or 18.9%
(from $303,000 to $246,000) primarily due to efforts in 1995 to redesign sales
materials which did not need to be duplicated in 1996.    Sales and marketing
expenses are expected to increase in 1997 as a result of the Company's plans to commence consumer awareness advertising and other sales and marketing initiatives.

  Finance, general and administrative expenses decreased by $1,351,000, or 28.5% (from $4,744,000 to $3,393,000). The decrease is primarily attributable to a $1,092,000 or 70.8% decrease in bad debt expense (from $1,543,000 to $450,000)
which was higher in 1995 because of losses relating to Via. Professional fees decreased by $630,000, or 48% (from $1,310,000 to $680,000) principally as a result of reduced legal fees associated with litigation concluded in 1995. Offsetting these decreases are increases in salaries and benefits of $233,000, or 24.5% (from $892,000 to $1,182,000) due to additional staff and costs
associated with transition of the chief executives office.    Depreciation
expense increased by $119,000, or 68% (from $175,000 to $294,000) as a result of increased depreciation on 1995 asset purchases.

  Litigation settlement revenue increased $150,000 compared to $0 in the prior year as a result of settling prior litigation.

  Interest expense increased by $568,000, or 118% (from $482,000 to $1,050,000) due to interest on bridge loans payable to the Majority Shareholders.
Interest expense is expected to increase in 1997 as a result of a full year's interest on 1996 borrowings as well as interest on additional borrowings in 1997.

  Fiscal year ended December 31, 1995 compared to fiscal year ended December 31, 1994

  Net loss in 1995 increased $5,245,000, or 124% (from $4,231,000 to
$9,476,000). This increase was due principally to increased programming amortization expense (an increase of $3,619,000); increased sales and marketing expenses (an increase of $1,446,000); reduced revenues (a reduction of $1,185,000); increased finance, general and administrative expenses (an increase of $536,000); and increased programming, production and transmission expenses (an increase of $415,000) offset by charges of $2,180,000 in 1994 relating to library revaluation, relocation costs and settlement of litigation which were not incurred in 1995.


  Revenues:

  Total revenues in 1995 decreased by $1,185,000, or 9.5% (from $12,452,000 to $11,267,000). This decrease was primarily attributed to decreases in affiliate and advertising revenues, offset by increases in other revenue related to the Company's shopping service.

  Affiliate revenues declined $809,000, or 16.1%, reflecting a full year of 1994's decline in subscriber base. Additionally, increased competition put downward pressure on the rates which the Company can charge its affiliates.

  Advertising sales decreased $1,394,000, or 19.3% (from $7,207,000 to $5,813,000) primarily as a result of decreased inventory of long-format paid programming, or infomercials. Revenues from infomercials decreased $1,491,000, or 29.2% primarily due to a 54% reduction in time allotted to infomercials, offset by a 53% increase in average rate per half hour. The reduction in time allotted to infomercials was due in part to management's strategy to gradually remove infomercials from the Network's mid day schedule to improve the quality of its programming and also due to converting overnight time from infomercials to an interactive home shopping program. Increases in average rate per half hour are due partly to increased demand resulting from reduced inventory of time and also to increased sales and marketing efforts.

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

  Other revenues in 1995 are from interactive home shopping services provided by Via. Via was to pay the Network a commission based on net sales, subject to
certain base minimums.   During 1995, a contract dispute arose and Via ceased
making contractually obligated payments.   The Network continued to air Via's
programming and accrued their minimum contractual obligations; however, due to uncertainty regarding the collectibility of amounts from Via, during the second half of 1995 management recorded a reserve against revenue on a monthly basis. Via's contract expired and the Network ceased airing their programming on
December 31, 1995.   Management had reason to believe Via did not have the
ability to pay and, accordingly, fully reserved the related $997,000 receivable
at December 31, 1995.    Other revenues in 1994 consisted principally of
revenues from other shopping programs airing less frequently than Via.

Operating Expenses:

  Total operating expenses for 1995 increased $3,836,000, or 23.3% (from $16,425,000 to $20,261,000). The increase was due principally to increased programming amortization (an increase of $3,619,000); increased sales and marketing expenses (an increase of $1,446,000); increased finance, general and administrative (an increase of $536,000) and increased programming, production and transmission (an increase of $415,000), offset by 1994 charges of $2,180,000 for library revaluation, relocation costs and litigation settlement which were not incurred in 1995.

  Programming, production and transmission expenses for 1995 increased $415,000, or 9.7% (from $4,268,000 to $4,683,000). Production costs increased $505,000, or 69% (from $732,000 to $1,274,000) due to increased production of bumpers, wrappers and promotional spots related to new programming and the improved on air look as well as ancillary charges relating to new original productions. Revenue sharing costs decreased by $202,000 or 70% (from $287,000 to $85,000) due to outright purchase of rights for numerous programs replacing shows which had been purchased on a revenue sharing basis. Personnel related charges decreased approximately $113,000 or 23.8% (from $475,000 to $362,000) due primarily to a bonus paid to a key employee in 1994 triggered by the change in control of the Company. Transmission expenses increased $192,000, or 7.2% (from 2,655,000 to $2,847,000) primarily as a result of a full year's charges on the new transponder versus less than ten months on that transponder in 1994 along with amortizing certain deferred charges relating to the change in transponder.

  Programming amortization expense for 1995 increased $3,619,000, or 133.7% (from $2,707,000 to $6,326,000). The majority of this increase results from a full year of amortization related to prime-time programming versus four months being included in 1994.

  Sales and marketing expenses for 1995 increased $1,446,000, or 47.2% (from $3,062,000 to $4,508,000) due to increased staff and a renewed sales and marketing effort. During 1994, due to staffing decisions made by former management and transition during office location moves staff levels had been reduced to an extremely low level. During 1995 the sales and marketing offices resumed and maintained normal staffing levels through the year, resulting in an increase in salaries, wages and benefits of $584,000, or 69.9% (from $836,000 to $1,420,000). Due to the addition of sales and marketing personnel, related travel and entertainment expenses increased by $235,000, or 103.5% (from $227,000 to $462,000). The renewed sales and marketing efforts coupled with our new programming required production of new sales and marketing materials, resulting in a $237,000 increase, or 358.9% (from $66,000 to $303,000) in related costs. Advertising expenses, primarily trade advertising, increased by $200,000, or 126% (from $159,000 to $359,000). Increased presence and prominence at trade shows and conventions resulted in an increase of $169,000, or 67.9% (from $249,000 to $417,000) in related costs. Additionally, new in 1995 the Network sponsored two "National Events" at a cost of $85,000. Expenditures for premiums increased by $75,000, or 212% (from $35,000 to $111,000) in connection with increased presence at trade shows and conventions. Expenditures for program guides decreased by $43,000, or 16.2% (from
$268,000 to $225,000) through efforts to redesign and reduce overall guide production costs. Rent and lease expenses were reduced by $112,000, or 63.2% (from

$177,000 to $65,000) as a result of numerous factors, including closure of the New York office in December 1994, relocation of the Western Sales office from Los Angeles to Denver in July of 1994, closure of the Los Angeles headquarters during the second half of 1994 and termination of the abandoned office lease in Dallas in May, 1995.

  Finance, general and administrative expenses increased by $536,000, or 12.7% in 1995. The increase is primarily attributable to $951,000, or 160.9% (from $591,000 to $1,542,000) additional bad debt expense over 1994 due to potential losses relating to Via TV!. Salaries and benefits increased by $57,000, or 6.4% (from $892,000 to $949,000) due to vacancies in various staff positions during 1994 which were filled for the majority of 1995. Offsetting these increases was a decrease of $505,000, or 28.7% (from $1,815,000 to $1,310,000) in professional fees primarily as a result of higher public relations and research expenditures in 1994 relating to change in control of the Company and efforts to reformat the Network's programming and on-air look.

  During 1994 the Company incurred charges of $1,260,000 in revaluing its film library; $545,000 for relocation expenditures related to moving the Company's headquarters and western sales office from Los Angeles, California to Washington DC and Denver Colorado, respectively; and $375,000 in litigation settlement costs. No such similar expenditures were incurred in 1995.

  Interest expense for 1995 increased by $224,000, or 86.8% (from $258,000 to $482,000) primarily due to interest on loans payable to Concept.


  LIQUIDITY AND CAPITAL RESOURCES

  Cash increased by $565,272 (or 66.1%) from $855,739 at December 31, 1995 to $1,421,011 at December 31, 1996. This change is due principally to timing of payments on accounts payable.

  Working capital decreased by $1,153,530 (or 211.7%) from $544,961 at December 31, 1995 to ($608,569) at December 31, 1996, primarily as a result of increased accounts payable and programming obligations.

  Current assets decreased by $1,001,957 (or 11.0%) from $9,141,600 at December 31, 1996 to $8,139,643 at December 31, 1995. Programming and cablecast rights accounted for $934,000 of the decrease as a result of amortization of the new prime time line up. Net accounts receivable decreased $597,962 primarily as a result of writing off bad debts and increased collection efforts. Cash increased by $565,272 (or 66.1%) due principally to timing of payments on accounts payable.

  Current liabilities increased by $151,573 (or 1.8%) from $8,596,639 at December 31, 1995 to $8,748,212 at December 31, 1996.

  Cash flows from operating activities decreased by $1,165,249 (or 66.6%) from ($1,750,408) to ($2,915,657) due to an increased loss of $2,465,121, offset by an increase in non-cash depreciation and amortization expenses of $976,226. Gross reductions in accounts receivable of $1,919,846 due to write-offs of bad debt and additional collection efforts were offset by a $2,071,000 reduction in allowance for doubtful accounts

  Cash used for investing activities decreased by $1,962,503 (or 84%) from ($2,336,312) to ($373,819) for the years ended December 31, 1995 and 1996, respectively, due primarily to a decrease in acquisition of programming and cablecast rights of $1,881,077.

  Cash provided by financing activities increased by $1,694,972 (or 78.5%) from $2,159,776 to $3,854,748 for the years ended December 31, 1995 and 1996, respectively, due to an increase in financing by the Majority Shareholders of $2,500,000, offset by increased payments on financings for programming and other debt of $805,028.

   In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures may provide short term improvement, but do not address the more critical long term growth needs for the Network. In order to grow, the Network needs to increase its affiliate base which, in turn, will increase the subscriber base allowing the Network to increase its advertising rates as well as affiliate revenues. To provide for necessary future growth, management has embarked on an aggressive affiliate marketing campaign including prominent presence at major trade shows along with trade advertising. In 1997 management plans to increase these initiatives and to expand to include consumer awareness advertising and other initiatives.

  In today's cable environment, one key element typically required for a
programming service to obtain a launch on a cable system is money.    Although
programming content is important, in the final analysis, available channel
capacity is currently sold to the highest bidder.    Management believes this
environment is short lived due to potential future expansion of channel capacity through technological advances as well as the expansion of DBS markets and the
potential for DBS to add local broadcast signals to their packages.    System
operators are keenly aware that they have a limited window to develop advanced digital systems which will greatly enhance channel capacity to compete with the
future of DBS.   Once the DBS technological bottleneck breaks, cable system operators will be faced with true competition. True competition for the consumer will bring the cable system operators back to focusing on programming content
which satisfies consumer demand.    Public projections of the time frame to
anticipate operators upgrading the technical aspects of their systems, or DBS operators to offer local broadcast signals, vary widely and can not be anticipated with any certainty.

  Since 1990, the Company's Majority Shareholders have been the principal source
of the Company's capital.    The Majority Shareholders have invested $2,300,000
in 1994 and provided $2,500,000; $7,500,000 and $10,000,000 in financing during
1994, 1995 and 1996, respectively.    Additionally, they have provided $9
million in debt financing to the Company since January 1, 1997, and have committed to provide an additional $11.5 million in debt financing during the balance of the calendar year. Management believes that these funds will be
sufficient to satisfy its operating needs for 1997.    In connection with the
borrowings the Company has entered into a security agreement covering substantially all the Company's assets in favor of the Majority Shareholders.

  Since 1995 the Company, through its 144 Committee, has been negotiating with Concept the conversion of the Company's debt obligations into equity. The 144 Committee and Concept were unable to reach agreement on the terms of such conversion after the Committee's financial advisors informed the Committee that they could not issue a fairness opinion on the terms proposed by Concept. Accordingly the Company was notified on March 6, 1997 by Concept that it was withdrawing its offer to convert its debt to equity due to the inability to reach mutually satisfactory terms of such conversion. In light of this recent event, the Board is reconsidering its alternatives for equity financing. There can be no assurance that the Company will be able to find alternative equity financing on satisfactory terms.

  Additional competition has both increased the costs which the Company must pay for programming and decreased the revenue potentials for the Company. The Company also anticipates increased sales and marketing costs will be necessary to battle increased competition.

  In early 1996 the Company's Board of Directors directed its Executive Committee to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee has been actively engaged in this study. Although numerous meetings with potential strategic partners have been held,
none of these have resulted in significant discussions.    The Executive
Committee continues to study this alternative.

  Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance that the Company will be able to locate sufficient financing in excess of the funds committed for 1997 by the Majority Shareholders, nor that it will be able to achieve a strategic alliance.

Material Commitments

  The Company leases transponder space and related services on a satellite at a base monthly rental of $205,400. The lease provides for greater back-up protection than did the Company's previous leases in the event of satellite failure. The lease terminates with the life of the satellite, which is expected in the year 2006, and required the Company to pay a launch protection fee of $1,000,000 plus capitalized interest at 12% and other direct costs.

  As of March 15, 1997, Nostalgia had issued and outstanding promissory notes to Concept and Crown in an aggregate principal amount of $16.5 and $12.5 million, respectively, bearing interest at 8.25% per annum and are due and payable on February 1, 1998. Concept and Crown have represented that they do not intend to call any of these promissory notes prior to February 1, 1998.

Effect of New Accounting Pronouncements

  Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") does not apply to assets whose accounting is prescribed by Statements of Financial Accounting Standards Nos. 53 and 63, "Financial Reporting by Producers and Distributors of Motion Picture Films" and "Financial Reporting by Broadcasters" which includes programming and cablecast rights.
The Company has adopted SFAS 121 effective January 1, 1996 for its other long-
lived assets.   Adoption of SFAS 121 did not have a material impact on the financial statements.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS
123").   SFAS 123 allows a company the option of continuing to follow existing accounting principles for employee stock option plans or to adopt the new
principles set forth.   Generally, existing accounting principles do not require
a company to record compensation expense as long as it issues stock options with an exercise price equal to the market price of the stock at the grant date; however, SFAS 123 requires the disclosure of compensation expense regardless of
the exercise price at the grant date.   The Company has determined that no
compensation should be disclosed for the stock options as the fair market value of the stock is below the exercise price for the options, the stock has not actively traded for several years and the stock value has declined substantially due in part to losses incurred.

  On March 3, 1997, the FASB issued Statement of Financial Accounting Standards
No. 128, "Earnings per Share" ("SFAS 128").   SFAS 128 provides a different
method for calculating earnings per share than is currently used in accordance
with APB 15, Earnings per Share.   SFAS 128 provides for the calculation of
Basic and Diluted earnings per share.   Basic earnings per share includes no
dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per
share.   Using the principles set forth in SFAS 128, loss per common share would be ($0.59), ($0.47) and ($0.22) for the years ended December 31, 1996, 1995 and
1994, respectively. Outstanding stock warrants, options and preferred shares are not included in the calculation of diluted earnings (loss) per share under SFAS 128 because their effect would be antidilutive.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There are no disagreements with the Company's independent public accountants, BDO Seidman, LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Nostalgia will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by this Item with respect to certain relationships and transactions with management and others has also been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)  FINANCIAL STATEMENTS
       --------------------

  Reference is made to the listing on page F-1 for a list of all financial statements and financial statement schedules filed as part of this report.

  (B)  REPORTS ON FORM 8-K
       -------------------

  No reports on Form 8-K were filed during the fourth quarter of 1996.

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

                                THE NOSTALGIA NETWORK, INC.

                                BY: /S/ SQUIRE D. RUSHNELL
                                    ----------------------------------
                                    SQuire D. Rushnell, President and
                                    Chief Executive Officer,

                                BY: /S/ MARTIN A. GALLOGLY
                                    -----------------------------------
                                    Martin A. Gallogly, Vice President,
                                    Treasurer, and Chief Financial
                                    Officer

Pursuant to the requirements of the Securities and Exchange act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


SIGNATURE AND TITLE                             DATE
-------------------                             ----

/s/ PHILLIP SANCHEZ                        MARCH 27, 1997
-------------------------------
Ambassador Phillip Sanchez,
 director and Chairman
 of the Board

/s/ CHRISTOPHER A. CATES                   MARCH 27, 1997
-------------------------------
Christopher A. Cates, Director

/s/ FLOYD CHRISTOFFERSON                   MARCH 27, 1997
-------------------------------
Floyd Christofferson, Director

                                           MARCH __, 1997
-------------------------------
David Crane, Director

/s/ DIANE M. FAURE                         MARCH 25, 1997
-------------------------------
Diane M. Faure, Director

/s/ DONG MOON JOO                          MARCH 27, 1997
-------------------------------
Dong Moon Joo, Director

/s/ MASAHISA KOBAYASHI                     MARCH 27, 1997
-------------------------------
Masahisa Kobayashi, Director

/s/ WILLIAM H. LASH III                    MARCH 27, 1997
-------------------------------
WIlliam H. Lash III, Director

/s/ JOSETTE SHINER                         MARCH 27, 1997
-------------------------------
Josette Shiner, Director

/s/ ROBERT J. WUSSLER                      MARCH 27, 1997
-------------------------------
Robert J. Wussler, Director

                  [Logo of Nostalgia Television appears here]


                          THE NOSTALGIA NETWORK, INC.

                             FINANCIAL STATEMENTS
                          AND REPORTS OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANT

                       DECEMBER 31, 1996, 1995 AND 1994

                          THE NOSTALGIA NETWORK, INC.


                                   CONTENTS

                                                          Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS        F-3

BALANCE SHEETS                                             F-4

STATEMENTS OF OPERATIONS                                   F-5

STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY (DEFICIT)                                         F-6

STATEMENTS OF CASH FLOWS                                   F-7

NOTES TO FINANCIAL STATEMENTS                           F-8 - F-22

SCHEDULE II                                                F-23

              Report of Independent Certified Public Accountants
              --------------------------------------------------



To the Board of Directors and Stockholders
The Nostalgia Network, Inc.



   We have audited the accompanying balance sheets of The Nostalgia Network, Inc. (the "Company") as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited
schedule II for the years ended December 31, 1996, 1995 and 1994.   These
financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Nostalgia Network, Inc. at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, schedule II presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1996, 1995 and 1994.



                                               BDO Seidman, LLP



Washington DC
March 7, 1997

                          THE NOSTALGIA NETWORK, INC.
                                BALANCE SHEETS
                                 DECEMBER 31,


                                              1996           1995
                                          -------------  -------------
    ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                $  1,421,011   $    855,739
 Accounts receivable, less allowance of
  $1,154,000 and $2,258,000 for doubtful
  accounts                                     706,634      1,304,596
 Prepaid legal fees                             63,878         75,000
 Prepaid expenses                               82,120        106,265
 Programming and cablecast rights            5,866,000      6,800,000
                                          ---------------------------
     TOTAL CURRENT ASSETS                    8,139,643      9,141,600

Programming and cablecast rights, at
 cost - net                                  7,844,907     13,185,348
Property and equipment, at cost - net        1,484,412      1,612,562
Deposits                                        17,740         16,031
                                          ---------------------------
        TOTAL ASSETS                      $ 17,486,702   $ 23,955,541
                                          ===========================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current maturities of:
   Programming and cablecast fees         $  6,399,000   $  6,200,000
   Notes payable and long-term debt -
    Related parties                             17,000         17,000
          - Others                             101,410        138,493
 Accounts payable - Trade                    1,224,362      1,146,876
         - Related parties                     131,708        259,964
 Accrued expenses and other liabilities        874,732        834,306
                                          ---------------------------
     TOTAL CURRENT LIABILITIES               8,748,212      8,596,639
                                          ---------------------------

LONG-TERM OBLIGATIONS, LESS CURRENT
 MATURITIES:
 Programming and cablecast  fees             6,375,102     11,901,542
 Notes payable and long-term debt -
  Related parties                           20,320,649     10,356,096
 Accrued interest payable - Related
  parties                                    1,494,995        569,250
 Other                                          11,965         54,747
                                          ---------------------------
       TOTAL LONG-TERM OBLIGATIONS          28,202,711     22,881,635
                                          ---------------------------
       TOTAL LIABILITIES                    36,950,923     31,478,274
                                          ---------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, convertible: $2 par
  value, 125,000 shares authorized,
  3,250 shares issued and
  outstanding                                    6,500          6,500
 Common stock: $.04 par value,
  30,000,000 shares authorized,
  20,274,371 and 20,274,371 shares
  issued and outstanding in 1996
  and 1995, respectively                       810,975        810,975
 Additional paid-in capital                 30,213,554     30,213,554
 Deficit                                   (50,495,250)   (38,553,762)
                                          ---------------------------

     TOTAL STOCKHOLDERS' EQUITY
      (DEFICIT)                            (19,464,221)    (7,522,733)
                                          ---------------------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)     $ 17,486,702   $ 23,955,541
                                          ===========================


The accompanying summary of accounting policies and notes are an Integral part of these financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,


                                               1996           1995           1994
                                          --------------  -------------  -------------
OPERATING REVENUES:
  Affiliate sales                          $  3,850,745    $ 4,205,324    $ 5,014,547
  Advertising sales                           5,652,938      5,812,663      7,206,501
  Other                                               -      1,248,898        231,052
                                           ------------------------------------------

        TOTAL OPERATING REVENUES              9,503,683     11,266,885     12,452,100
                                           ------------------------------------------

OPERATING EXPENSES:
  Programming, production and
   transmission                               5,458,931      4,682,928      4,267,913
  Programming amortization                    7,182,932      6,325,975      2,706,898
  Sales and marketing                         4,510,056      4,508,084      3,062,181
  Finance, general and administrative         3,393,021      4,743,944      4,208,145
                                           ------------------------------------------

          SUBTOTAL                           20,544,940     20,260,931     14,245,137

  Revaluation of film library                         -              -      1,260,032
  Relocation costs                                    -              -        545,000
  Settlement of litigation                     (150,000)             -        375,000
                                           ------------------------------------------

           TOTAL OPERATING EXPENSES          20,394,940     20,260,931     16,425,169
                                           ------------------------------------------

        LOSS FROM OPERATIONS                (10,891,257)    (8,994,046)    (3,973,069)

INTEREST EXPENSE                              1,050,231        482,321        258,108
                                           ------------------------------------------

        NET LOSS                           $(11,941,488)   $(9,476,367)   $(4,231,177)
                                           ==========================================

 LOSS PER COMMON SHARE                            $(.59)         $(.47)         $(.22)
                                           ==========================================

WEIGHTED AVERAGE SHARES OUTSTANDING          20,274,371     20,267,704     19,504,488
                                           ==========================================


The accompanying summmary of accounting policies and notes are an Integral part of these financial statements.

                          THE NOSTALGIA NETWORK, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                           PREFERRED            COMMON              COMMON     ADDITIONAL     COMMON                   TOTAL
                             STOCK              STOCK               STOCK       PAID-IN      STOCK-IN               STOCKHOLDERS'
                             SHARES   AMOUNT    SHARES    AMOUNT   SUBSCRIBED   CAPITAL      TREASURY    DEFICIT   EQUITY (DEFICIT)
                          ----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
 31, 1993                    3,875   $ 7,750  19,019,161 $ 760,766 $ 218,125  $27,815,494  $ (145,000)  $(24,846,218) $  3,810,917

Conversion of preferred
  stock into common stock     (625)   (1,250)     62,500     2,500         -       (1,250)          -              -             -
Sale of common stock             -         -     869,565    34,783         -    1,965,217           -              -     2,000,000
Sale of common stock
  through exercise of
  warrants                       -         -     289,811    11,592  (202,125)     564,427           -              -       373,894
 Net loss for the year           -         -           -         -         -            -           -     (4,231,177)   (4,231,177)
                          ----------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER
  31, 1994                   3,250     6,500  20,241,037   809,641    16,000   30,343,888    (145,000)   (29,077,395)    1,953,634
Issuance of common stock
  subscribed, 21,994
  from Treasury                  -         -      33,334     1,334   (16,000)    (130,334)    145,000              -             -
Net loss for the year            -         -           -         -         -            -           -     (9,476,367)   (9,476,367)
                          ----------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER
  31, 1995                   3,250     6,500  20,274,371   810,975         -   30,213,554           -    (38,553,762)   (7,522,733)
Net loss for the year            -         -           -         -         -            -           -    (11,941,488)  (11,941,488)
                          ----------------------------------------------------------------------------------------------------------

Balance at December
  31, 1996                   3,250   $ 6,500  20,274,371 $ 810,975 $       -  $30,213,554  $         -  $(50,495,250) $(19,464,221)
                          ==========================================================================================================


The accompanying summary of accounting policies and notes are an Integral part of these financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,



                                                                    1996           1995          1994
                                                                -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(11,941,488)  $(9,476,367)  $(4,231,177)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation                                                     294,270       175,000       228,202
    Programming amortization                                       7,182,931     6,325,975     2,706,898
    Revaluation of film library                                            -             -     1,260,032
    Provision for losses on accounts receivable                   (1,104,000)      967,000       (16,000)
  Net change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                     1,701,962      (217,902)     (658,861)
    Decrease in prepaid expenses                                      35,267       325,792        23,032
    Increase (decrease) in accounts payable                          (50,770)     (743,112)      823,046
    Increase in accrued expenses and other liabilities               966,171       893,206       207,376
                                                                ----------------------------------------
        NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                            (2,915,657)   (1,750,408)      342,548
                                                                ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in deposits                                     (1,709)       10,727       (13,200)
  Purchases of property and equipment                               (166,120)     (259,972)     (275,930)
  Acquisition of programming and cablecast rights                   (205,990)   (2,087,067)   (1,901,200)
                                                                ----------------------------------------
        NET CASH USED IN INVESTING
         ACTIVITIES                                                 (373,819)   (2,336,312)   (2,190,330)
                                                                ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                     10,000,000     7,500,000     2,500,000
  Payments of long-term obligations                               (6,145,252)   (5,340,224)   (1,207,247)
  Proceeds from sale of common stock and
     additional paid-in capital                                            -             -     2,316,000
                                                                ----------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,854,748     2,159,776     3,608,753
                                                                ----------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                      565,272    (1,926,944)    1,760,971

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        855,739     2,782,683     1,021,712
                                                                ----------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                         $  1,421,011   $   855,739   $ 2,782,683
                                                                ========================================

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

   The Company maintains its cash balances in First Union National Bank of Washington and Correspondent Services Corporation in McLean, Virginia. Balances at First Union National Bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in First Union's overnight investment account are insured by the SPIC up to $500,000. Balances at Correspondent Services Corporation are insured up to $5,000,000 through a combination of $500,000 SPIC insurance and an additional $4,500,000 insurance policy provided by Aetna. Uninsured balances approximate $660,000 and $16,000 at December 31, 1996 and 1995, respectively.

   RISKS AND UNCERTAINTIES

   The Network competes with other programmers for access to limited channel space and must also compete with other programmers for viewers. In recent years the Company has suffered a declining subscriber base due to this increased competition. This has resulted in a decrease in both affiliate and advertising sales. The Company anticipates increased sales and marketing costs as well as increased programming and production costscosts in order to target its market of Post-49 adults. Based on the decline in sales and increase in operating expenses, the Company is dependent on outside financing from the Majority Shareholder in order to fund operations.

   USE OF ESTIMATES

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. MANAGEMENT STATEMENT

   In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures are intended to address short term operating requirements, but do not address the more critical long term growth needs for the Network. In order to grow, the Network needs to increase its affiliate base which, in turn, should increase the subscriber base allowing the Network to increase its advertising rates as well as affiliate revenues.

   Management has been actively focusing its efforts to further brand the Network as the only network targeted to the ever growing post 49 audience, America's fastest growing demographic. During 1995, the Network launched its Nostalgia Lifestage Marketing program which provides affiliates with the necessary training and tools to effectively target the post 49 demographic in their communities. Throughout 1996, the Network has continued to expand this effort through seminars customized for affiliates as well as specially targeted direct mail campaigns which have helped a number of affiliates gain subscribers that they previously had not been able to reach. Management plans to aggressively expand this effort in 1997. Additionally, the Network has continued its relationship with Lion's Club International whereby its member organizations throughout the country work with Nostalgia and its affiliates on its renowned SightFirst campaign. The community affairs program, launched in the Fall of 1995, won rave reviews from affiliates and was a finalist for a Cable Television Public Affairs Association Beacon Award. Management has continued its aggressive affiliate marketing campaign by having a prominent presence at major trade shows and through trade advertising.

   A critical component to the Network's growth is to continually brand and improve the quality of programming and the Network's on air look. Nostalgia has continued to produce new original programming targeted for its post 49 audience. Nostalgia Television Issues and Answers, a panel discussion show hosted by Ron Nessen, which premiered in the Fall of 1995 continues to provide the Network's audience with insight into the issues facing today's active adults. Dennis Wholey: America, a talk show featuring contemporary literary artists, premiered in 1996 and is simulcast over approximately 40 PBS affiliates nationwide. In January, 1997 More Money with the Dolans premiered staring Ken and Daria Dolan, the First Family of Finance. The Dolans offer practical financial advice for everyday Americans. Nostalgia has plans for many more exciting new original productions in 1997, some of which are currently in the testing stage. Management continues to search for creative new programming ideas targeted to the Post-49 audience.

   In addition to its new original programming, Nostalgia continues to offer its viewers classic off network television series. The Network commenced airing The Rockford Files in the Fall of 1996 and continues to air The Love Boat, The Paper Chase, Streets of San Francisco and Ironsides. The Network has also improved its Feature Presentation series by adding Cinema Spotlight, a series of hosted movies selected from the libraries of Warner Brothers, Columbia Tri Star and Paramount Pictures. These improvements to the programming line up have resulted in tangible results where ratings have risen to a .2 Total Day; a .5 Monday to Sunday Prime Time; and a .6 Monday to Friday Prime Time.

   Concept Communications, Inc. and Crown Communications Corporation (the company's "Majority Shareholder") have provided $9 million in debt financing to the Company since January 1, 1997, and have also committed to provide up to an additional $11.5 million in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to satisfy its operating needs for 1997.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. MANAGEMENT STATEMENT (CONCLUDED)

   In 1996 the Company's Board of Directors directed its Executive Committee to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee has actively studied this alternative and has had preliminary discussions with a number of potential strategic partners. These discussions are preliminary and no definitive proposals or targeted entities have been identified. The Executive Committee will continue to actively pursue identifying potential strategic alliance candidates.

   Because of the unpredictable factors involved in the search for a strategic alliance and the dynamic changes taking place in the industry, there is considerable uncertainty about what the CompanyOs needs will be in future years. There can be no assurance that the Company will be able to locate financing in the required amount (in excess of the funds committed by the Majority Shareholder for 1997), or that it will be able to achieve a strategic alliance.

2. PROPERTY AND EQUIPMENT

   Major classifications of property and equipment and their respective estimated service lives are summarized below:


                                   1996          1995
                               ------------  ------------
   Transponder                 $ 1,427,968   $ 1,427,968     12 years
   Machinery and equipment       1,098,194       989,466   5 to 7 years
   Furniture and fixtures          294,985       247,535   5 to 7 years
   Leasehold improvements           99,780        89,838     5 years
                               -------------------------
                                 2,920,927     2,754,807
   Accumulated depreciation
     and amortization           (1,436,515)   (1,142,245)
                               -------------------------
                               $ 1,484,412   $ 1,612,562
                               =========================

   Depreciation expense included in Finance, General and Administrative expenses was $294,270, $175,000, and $228,202, for 1996, 1995 and 1994, respectively.

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
                                      1996          1995
                                  ------------  ------------
 Prime time series                $17,879,000   $20,083,000
 Film library                       1,191,667     1,191,667
 Film rights                          750,000       750,000
 Other                              2,150,656     1,640,272
                                 --------------------------
                                   21,971,323    23,664,939

 Less accumulated amortization     (8,260,416)   (3,679,591)
                                 --------------------------
                                  $13,710,907   $19,985,348
                                 ==========================
 Consisting of:
  Current                         $ 5,866,000   $ 6,800,000
  Long term                         7,844,907    13,185,348
                                 --------------------------
                                  $13,710,907   $19,985,348
                                 ==========================

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


3. PROGRAMMING AND CABLECAST RIGHTS (CONCLUDED)

   Estimated future amortization of programming and cablecast rights and maturities of related long-term obligations are approximately as follows:


Year                        1997        1998        1999        2000
                         ----------  ----------  ----------  ----------

Amortization             $5,866,000  $4,124,000  $3,487,000  $  234,000
Obligation maturities     6,399,000   4,208,000   2,167,000           -

The Company acquired the following rights and materials during the years ended December 31,

                                        1996        1995        1994
                                     ----------  ----------  ----------
     Prime time series               $        - $20,197,000  $4,532,000
     Other                              908,490   1,107,567     306,200
     Film rights                              -     750,000     136,000

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

In the second half of 1994, management redirected the Network's programming emphasis, moving away from black and white productions in favor of color features. Additionally, the Company has begun to invest significant funds to produce new original programs and acquire cablecast rights to popular television series. The Company invested $4,532,000 in 1994 and $20,197,000 in 1995 for license agreements. New original programs and classic television series are now aired where films were once featured. The new on air look reduced the library usage to approximately 20% of weekly air time. This substantial reduction in usage caused management to believe the historical value of the film library to be impaired.

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS



4. NOTES PAYABLE AND LONG TERM DEBT

   Notes payable consists of the following:

                Related Parties                          1996         1995
                ---------------                     ---------------------------

        Bridge loans payable to Concept
        Communications, Inc. bearing interest
        ranging from 7.58% to 8.59%, due upon
        the earlier of an equity investment of
        not less than the amount of the Notes
        or February 1, 1998; however, Concept
        has represented that the Notes will not
        be called prior to February 1, 1998
        unless replaced by an equity investment.    $  16,500,000  $ 10,000,000

        Bridge loans payable to Crown
        Communications Corporation
        bearing interest ranging from
        7.58% to 8.59%, due upon the earlier of
        an equity investment of not less than
        the amount of the Notes or February 1,
        1998; however, Crown has represented
        that the Notes will not be called prior
        to February 1, 1998 unless replaced
        by an equity investment.                    $   3,500,000  $         -

        Subordinated note payable to Atlantic
        Video in the principal amount of
        $305,000, bearing interest at
        the rate of 2.5% per quarter,
        compounded quarterly, with
        principal and interest payable
        on March 31, 2002, after which
        date the interest rate is increased
        to 3.75% per quarter, secured by
        accounts receivable. The note agreement
        contains certain restrictive covenants
        including limitations on liens,
        disposition of collateral and compliance
        with and related contracts.                      305,000       305,000

        Tenant improvement contribution payable
        to an affiliate in 60  monthly payments
        of $1,410, including interest at 8%               32,649        68,096
                                                     ---------------------------
                                                      20,337,649    10,373,096

        Less current portion                              17,000        17,000
                                                     --------------------------
                                                     $20,320,649  $ 10,356,096
                                                     ==========================

   Subsequent to December 31, 1996, the Majority Shareholder has loaned the Company an additional $9,000,000 and extended the due dates on all related debt to February 1, 1998. In addition, the majority shareholder has extended payment of its portion of the accrued interest until February 1, 1998. In connection with the additional borrowings and extension of the due dates the Company has entered into a security agreement covering substantially all the Company's assets in favor of the Majority Shareholder. Current maturities of notes payable and long-term debt to related parties is as follows:

      1997       1998       1999        2000        2001       Thereafter
      ----       ----       ----        ----        ----       ----------

   $ 17,000  $ 20,015,649   $   -       $   -       $   -      $  305,000

    Notes payable - other relates to various vendor financing agreements.

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

                                           Shares      Options         Price
                                          Reserved   Outstanding     per Share
                                        ----------------------------------------

     Outstanding at December 31, 1994      269,500        55,500   $.48   - 1.63

     Exercised                                   -             -
     Canceled                               10,000       (10,000)  $.48   - 1.63
                                        ----------       -------

     Outstanding at December 31, 1995      279,500        45,500   $.48   - 1.63

     Exercised                                   -             -
     Canceled                                    -             -
     Transferred to 1996 Plan             (279,500)            -   $.48   - 1.63
                                        ------------------------
     Outstanding at December 31, 1996            -        45,500
                                        ========================
     Exercisable at December 31, 1996            -        45,500   $.48   - 1.25
                                                         =======

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

                                           Shares      Options         Price
                                          Reserved   Outstanding     per Share
                                        ----------------------------------------

     Outstanding at December 31, 1994      857,666       109,000    .48   - 1.57

     Granted                              (178,000)      178,000   1.00
     Exercised                                   -             -
     Canceled                               71,000       (71,000)   .48   - 1.57
                                          --------       -------
     Outstanding at December 31, 1995      750,666       216,000    .48   - 1.57
     Exercised                                   -             -
     Canceled                                    -             -
     Transferred to 1996 Plan             (750,666)            -    .48   - 1.57
                                        ------------------------
     Outstanding at December 31, 1996            -       216,000
                                        ========================
     Exercisable at December 31, 1996                     97,333     .48  - 1.57
                                                          ======

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


5. STOCK OPTIONS AND WARRANTS (CONTINUED)

   In August 1995, the Board of Directors authorized granting options for 178,000 shares of stock to key management and employees under the 1990 plan. The options vest annually over a three year period at an exercise price of $1.00.

   In November, 1995, the Company's Board of Directors authorized registration of Nostalgia's existing stock option plans and agreements under the Securities Act of 1933 and the establishment of a new stock option plan (the
   "1996 Plan") which will replace the two existing plans.    This action did
   not result in any additional shares being reserved for options.    The 1996
   Plan provides for all remaining reserved shares under the 1987 and 1990 Plans to be transferred into the 1996 Plan as well as any subsequent cancellations of any options currently outstanding in the 1987 and 1990 Plans. Additionally, the 1996 Plan provides for annual "formula" grants to
   nonemployee directors of 3,000 shares which vest over three years.    The
   1996 Plan was approved to provide an option plan which conforms to current securities law and was adopted by shareholder approval at the Company's 1996
   Annual Meeting.    Data with respect to stock options under the 1996 Plan are as follows:

                                            Shares      Options      Price
                                           Reserved   Outstanding  per Share
                                        ------------------------------------

     Outstanding at December 31, 1995              -            -

     Transferred from 1987 Plan              279,500
     Transferred from 1990 Plan              750,666
     Granted                                 (30,000)       30,000   $ 0.27
     Exercised                                     -             -
     Canceled                                      -             -
                                        --------------------------

     Outstanding at December 31, 1996      1,000,166        30,000   $ 0.27
                                        ==========================

     Exercisable at December 31, 1996                            0
                                                            ======

   The exercise price of stock options at December 31, 1996 ranged from $1.57 to $0.27 per share with a weighted exercise price and remaining contractual life of $0.89 and six years, respectively.

   On August 2, 1994, the Company entered into an agreement with John G. Heim to be employed as the Company's President and Chief Executive Officer. Under the terms of the contract the Company entered into a stock option agreement which reserved 839,840 shares of common stock at an exercise price of $1.174, which was equal to the fair market value at the date of grant. Mr. Heim's contract expired June 30, 1996 and his options expired September 30, 1996 without being exercised.

   On May 13, 1996, the Company entered into an agreement with SQuire Rushnell to be employed as the Company's President and Chief Executive Officer. Under the terms of the contract the Company entered into a stock option agreement which reserves 839,840 shares of common stock at an exercise price of $0.35, which is equal to the fair market value at the date of grant. The shares vest at a rate of 25% each nine months and the options expire at the earliest of
   (a) purchase of all shares, (b) 90 days following termination of employment, or (c) May 12, 2006. The number of shares vesting in a given period can be accelerated and/or additional options granted if the number of shares vesting is less than 1% of the total shares of common stock outstanding on such date. No shares were vested at December 31, 1996.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


5. STOCK OPTIONS AND WARRANTS (CONCLUDED)

   At December 31, 1996, there were warrants outstanding to purchase approximately 371,000 shares of the Company's common stock at prices ranging from $1.25 to $4.80 per share for an average price of $2.31 per share. No options or warrants were exercised during 1995 or 1996. Warrants expire as follows: 215,000 in 1997 and 156,000 45 days after post-effective amendment to Form S-18 of the Company, as yet unfiled.

   Total common shares reserved for issuance of subscribed stock, options, warrants and conversion of preferred shares at December 31, 1996 were approximately 2,828,000.

6. CAPITAL STOCK

   COMMON STOCK

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

    At December 31, 1996, the Company has unused net operating loss carryforwards which will be limited. Internal Revenue Code Section 382 provides that certain changes in ownership of the Company can limit the amount of income that can be offset by net operating losses. The amount of the limitation is approximately $1,700,000 per year. The net operating loss carryforwards prior to the application of the limitations are as follows:

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


7. FEDERAL INCOME TAXES (CONCLUDED)

     Available for carryforward to
     Year Ending December 31,
     -----------------------------
           1998 - 2000                                    $    87,000
           2001                                             1,323,000
           2002                                             3,493,000
           2003                                             1,725,000
           2004                                             2,424,000
           2005                                             3,630,000
           2006                                             2,786,000
           2007                                             2,803,000
           2008                                             2,218,000
           2009                                             3,719,000
           2010                                             8,787,000
           2011                                            13,094,000
                                                          -----------
           Total                                          $46,089,000
                                                          ===========

   Under the asset and liability approach specified by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

   Deferred income taxes arise from the difference between the financial statement and income tax basis of assets and liabilities. Principal items comprising net deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                 1996           1995
                                             ---------------------------
   Current:
     Allowance for doubtful accounts         $    392,000  $     768,000
     Accrued liabilities and other                 61,000        129,000
                                             ---------------------------
         Total current deferred tax asets         453,000        897,000
                                             ---------------------------
   Long-Term:
     Net operating loss carryforwards          15,670,000     10,868,000
     Program library                              333,000        381,000
     Accumulated depreciation and
       amortization                              (511,000)      (100,000)
                                             ---------------------------
         Total net long-term deferred
           tax assets                          15,492,000     11,149,000
                                             ---------------------------

         Total net deferred tax assets         15,945,000     12,046,000
         Valuation allowance                  (15,945,000)   (12,046,000)
                                             ---------------------------
         Net deferred tax asset              $          -  $           -
                                             ===========================
   Management believes that a valuation allowance is necessary due to uncertainty regarding the timing and amount of future utilization of net operating loss carryforwards.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


8. RELATED PARTY TRANSACTIONS

   BOARD MEMBERS

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

   INTEREST EXPENSE

   Interest expense to related parties was approximately $1,141,000, $512,000, and $168,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

   OFFICE LEASES

   During 1994 the Company closed its California offices and relocated to Washington, DC. The Company entered into a five year lease agreement commencing November, 1994, with an entity affiliated with the Company's majority shareholder. The lease calls for base monthly rental payments of $12,537, plus 2% per year escalation and pro-rata increases in operating expenses and real estate taxes. The lease provides for three months rental abatement and a five year renewal option at the then prevailing market rate. For financial reporting purposes, the lease payments are being recognized on a straight-line basis over the initial term of the lease. The Company was required to contribute $70,000 for above building standard buildout items to be paid in 60 monthly installments of $1,410, including 8% interest. Rental expense under this lease was $172,000, $167,000, and $21,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   PRODUCTION AND POST PRODUCTION SERVICES

   During 1990, the Company entered into an agreement with Atlantic Video, Inc., an entity of which two directors of the Company are officers and directors, for studio, production and post production services, master control/uplink services and office space. Under the terms of the agreement, which expired September 30, 1996, the Company is required to purchase a minimum number of hours of such services during each year at specified rates. The Company has agreed to pay a minimum monthly fee of $75,000. If the Company does not actually purchase $75,000 of services in a month, the differences up to a maximum of $50,000 for all months elapsed, subject to certain limitations, can be used as credit for the fees in future months. Any credits remaining at the end of the term are automatically extinguished. Services rendered to the Company under this agreement amounted to $1,588,000, $1,173,000, and $900,000, for the years ended December 31, 1996, 1995 and 1994, respectively. This agreement is currently being renegotiated and is continuing on a month-to month basis under the previous terms until a new agreement is finalized.

9. COMMITMENTS AND CONTINGENCIES

   LITIGATION

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   EMPLOYMENT AGREEMENTS

   On May 13, 1996, the Company entered into an employment agreement with SQuire Rushnell pursuant to which Mr. Rushnell serves as the Company's President and Chief Executive Officer. The agreement provides for an annual salary of $200,000 with annual merit increases of not less than 5% of the immediately prior base salary and a $50,000 sign on bonus. Commencing in the second year the agreement provides for annual benchmark bonuses of $50,000, payable quarterly upon meeting or exceeding certain budgetary goals as well as annual bonuses based upon reducing the Company's deficit.

   LEASES

   TRANSPONDER
   The Company leases satellite transponder space and services on a 24-hour per day basis. In connection with the Company's satellite transponder, which launched in March, 1994, a launch protection fee of $1,000,000 was paid and interest costs of $284,000 were capitalized along with other costs to acquire the transponder. The basic monthly rate is $205,400 for a term spanning the life of the satellite, which is estimated to be twelve years. Expense for satellite transponder space and services was $2,464,800, $2,464,800, and $2,313,000, for 1996, 1995 and 1994, respectively.

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

   Lease expense for premises and equipment for 1996, 1995 and 1994, which consisted entirely of minimum rentals, was $234,000, $226,000, and $338,000, respectively. Approximate minimum rental commitments under all noncancellable leases, including the transponder lease having terms in excess of a year are as follows:


        Year Ending                      Facility  Transponder     Total
        December 31,                      Leases      Lease
        ------------                   -------------------------------------


          1997                         $   210,000  $ 2,464,800  $ 2,674,800
          1998                             205,000    2,464,800    2,669,800
          1999                             138,000    2,464,800    2,602,800
          2000                                   -    2,464,800    2,464,800
          2001                                   -    2,464,800    2,464,800
          Thereafter                             -    9,859,000    9,859,000

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENCIES (CONCLUDED)


   RATING SERVICE CONTRACT

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

   MAJOR CUSTOMERS

   During 1996, three major customers accounted for 17%, 15% and 11% of affiliate revenues and during 1995 and 1994, one major customer accounted for 15%, and 11%, of affiliate revenues, respectively. Advertising sales revenues from one agency accounted for 10% of advertising sales in 1996; 16% of advertising sales in 1995; and revenues from two advertising agencies accounted 11% and 10.5% in 1994.

   During 1995, RSTV, Inc., doing business as Via TV! ("Via") accounted for almost all of other revenue and approximately 11% of total net revenues. Via provided the Network with an interactive home shopping program service. Via was to pay the Network a commission based on net sales, subject to certain base minimums. During 1995, a contract dispute arose and Via ceased making contractually obligated payments; however, due to uncertainty regarding the collectibility of the amounts due from Via, during the second half of 1995 management recorded a reserve against the revenue on a monthly basis. The Network continued to air Via's programming and accrued the minimum contractual obligations. Via's contract expired and the Network ceased airing the Via programming on December 31, 1995. In 1996 the Company entered into a stipulated judgment agreement against Via in excess of the amounts recorded as receivable. Subsequent to receiving the judgment, Via filed for bankruptcy protection. At December 31, 1996, amounts receivable from Via were reduced to their net realizable value based upon a settlement in early 1997.

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


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

12. STATEMENTS OF CASH FLOWS

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                       1996      1995     1994
                                   -----------------------------
   Cash paid during the year for:
     Interest                        $166,213  $233,000  $50,200
     Income taxes                        None      None     None


   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   FISCAL 1996

       Programming acquisitions totaling $702,500 were financed through vendor debt obligations.

   FISCAL 1995

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


13   EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") does not apply to assets whose accounting is prescribed by Statement of Financial Accounting Standards Nos. 53 and 63, "Financial Reporting by Producers and Distributors of Motion Picture Films" and "Financial Reporting by Broadcasters" which includes programming and cablecast rights. The Company adopted SFAS 121 effective January 1, 1996 for its other long-term assets. Adoption of the statement did not have a material impact on the financial statements.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows a company the option of continuing to follow existing accounting principles for employee stock option plans or to adopt the new principles set forth. Generally, existing accounting principles do not require a company to record compensation expense as long as it issues stock options with an exercise price equal to the market price of the stock at the grant date; however, SFAS 123 requires the disclosure of compensation expense regardless of the exercise price at the grant date. The Company has determined that no compensation should be disclosed for the stock options as the fair market value of the stock is below the exercise price for the options, the stock has not been actively traded for several years and the stock value has declined substantially due in part to losses incurred.

     On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Using the principals set forth in SFAS 128, loss per common share would be ($0.59), ($0.47) and ($0.22) for the years ended December 31, 1996, 1995 and 1994, respectively. Outstanding stock warrants, options and preferred shares are not included in the calculation of diluted earnings (loss) per share under SFAS 128 because their effect would be antidilutive.

                          THE NOSTALGIA NETWORK, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                 BALANCE AT       CHARGED TO  CHARGED TO
                                                  BEGINNING       COSTS AND     OTHER                     BALANCE AT
Description                                        OF YEAR        EXPENSES     ACCOUNTS   DEDUCTIONS (1)  END OF YEAR
-----------                                      --------------------------------------------------------------------
Year ended December 31, 1994
  Allowance for doubtful accounts receivable     $   1,307,000    $  675,000  $       -   $   691,000     $ 1,291,000
                                                 ====================================================================
Year ended December 31, 1995
  Allowance for doubtful accounts receivable     $   1,291,000    $1,541,000  $       -   $   574,000     $ 2,258,000
                                                 ====================================================================
Year ended December 31, 1996
  Allowance for doubtful accounts receivable     $   2,258,000    $  450,000  $       -   $1,554,000      $ 1,154,000
                                                 ====================================================================

(1)  Uncollectible accounts written off.

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

4.1 Specimen Common Stock Certificate (filed as Exhibit 4 (a) to the Registrant's Report on Form 10-K for the Year Ended
        December 31, 1987, and incorporated herein by reference thereto)

4.2     Specimen Common Stock Purchase Warrant Certificate (filed as
        Exhibit 4 (b) to the Registrant's Report on Form 10-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

4.3 Specimen Preferred Stock Certificate (filed as Exhibit 4 (c) to the Registrant's Report on Form 10-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

10.1    Promissory Note, dated December 16, 1994, made by the
        Registrant payable to Concept Communications, Inc. (filed as
        Exhibit 10.2 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.2 Promissory Note, dated March 29, 1995, made by Registrant payable to Concept Communications, Inc. (filed as Exhibit
        10.1 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by the reference thereto)

10.3 Letter agreement, dated March 29, 1995, by and between the Registrant and Concept Communications, Inc. regarding bridge loan. (filed as Exhibit 10.3 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.4 Promissory Note, dated July 24, 1995, made by the Registrant payable to Concept Communications, Inc. (filed as Exhibit
        10.4 to the Registrant's Report on Form 10-K for the Year
        Ended December 31, 1995, and incorporated herein by reference thereto)

10.5 Promissory Note, dated October 2, 1995, made by the Registrant payable to Concept Communications, Inc. (filed as Exhibit
        10.5 to the Registrant's Report on Form 10-K for the Year
        Ended December 31, 1995, and incorporated herein by reference thereto)

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

10.9 Letter Agreement, dated February 26, 1996, between the Registrant and Concept Communications, Inc. (filed as
        Exhibit 10 (a) to the Registrant's Report on Form 8-K dated March 13, 1996, and incorporated herein by reference thereto)

10.10 Agreement, dated March 31, 1992, by and between the Registrant and Atlantic Video, Inc. (filed as Exhibit
        10.4 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

10.11*  1987 Stock Option Plan (filed as Exhibit 10 (i) to the
        Registrant's Report on Form 10-K for the Year Ended
        December 31, 1987, and incorporated herein by reference thereto)

10.12*  1990 Stock Option Plan (filed as Exhibit 10 (tt) to the
        Registrant's Report on Form 10-K for the Year Ended
        December 31, 1990, and incorporated herein by reference thereto)

10.13*  Employment Agreement, dated May 13, 1996, between The
        Nostalgia Network Inc., and SQire Rushnell (filed as
        Exhibit 10 (a) to the Registrant's Report on Form 8-K dated May 13, 1996, and incorporated herein by reference thereto.

10.15* Stock Option Agreement, dated May 13, 1996, between The Nostalgia Network Inc., and SQuire Rushnell (filed as
        Exhibit 10 (b) to the Registrant's Report on Form 8-K dated May 13, 1996, and incorporated herein by reference thereto)

27      Financial Data Schedule as required by Item 601 (c) of
        Regulation S-K.                                                    E-3


                                      E-2

* Management contract or compensatory plan, contract or arrangement.