Form 10-Q
period 1997-03-31
NOSTALGIA NETWORK INC
filed 1997-05-15
CIK 747178

-------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    ---------------------

                        COMMISSION FILE NUMBER 0-13102


                          THE NOSTALGIA NETWORK, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    84-0923659
(State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation)

650 MASSACHUSETTS AVENUE NW WASHINGTON, DC                             20001
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

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                Page No.
                                                                --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Balance Sheets as of
          March 31, 1997 and December 31, 1996                        3


          Statements of Operations
          For the Three Months Ended March 31, 1997 and 1996          4


          Statements of Cash Flows
          For the Three Months Ended  March 31, 1997 and 1996         5


          Notes to Financial Statements                               6

Item 2.   Management's Discussion and Analysis of                7 - 11
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders      11


Index to Exhibits                                                    13

Exhibit 27 - Financial Data Schedule                                 14

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements


                          THE NOSTALGIA NETWORK, INC.
                                BALANCE SHEETS

                                                                    (Unaudited)
                                                                   Mar. 31, 1997     Dec. 31, 1996
                                                                  --------------     -------------
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $    5,433,729     $   1,421,011
  Accounts receivable, less allowance of $1,184,000
    and $1,154,000, respectively                                         702,943           706,634
  Prepaid expenses                                                        83,174           145,998
  Cablecast rights                                                     5,866,000         5,866,000
                                                                  --------------     -------------

      Total current assets                                            12,085,846         8,139,643

Programming and cablecast rights - net                                 6,650,629         7,844,907
Property and equipment - net                                           1,464,023         1,484,412
Other assets                                                              17,740            17,740
                                                                   -------------     -------------

      Total assets                                                 $  20,218,238     $  17,486,702
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term obligations                      $   3,806,025     $   6,517,410
  Accounts payable                                                       813,165         1,356,070
  Accrued expenses and other liablilities                                828,781           874,732
                                                                   -------------     -------------

      Total current liabilities                                        5,447,971         8,748,212
                                                                   -------------     -------------

LONG-TERM OBLIGATIONS, less current maturities
  Notes and interest payable - related parties                        31,110,800        21,815,644
  Accrued interest payable and other                                      11,051            11,965
  Cablecast licenses and fees payable                                  6,666,102         6,375,102
                                                                   -------------     -------------

      Total long-term liabilities                                     37,787,953        28,202,711
                                                                   -------------     -------------

      Total liabilities                                               43,235,924        36,950,923
                                                                   -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $2 par value, 125,000 shares authorized,
    3,250 issued and outstanding                                           6,500             6,500
  Common stock: $0.04 par value, 30,000,000 shares
    authorized, 20,274,371 and 20,274,371 shares issued
    and outstanding, respectively                                        810,975           810,975
  Additional paid-in capital                                          30,213,554        30,213,554
  Deficit                                                            (54,048,715)      (50,495,250)
                                                                   -------------     -------------

      Total stockholders' equity (deficit)                           (23,017,686)      (19,464,221)
                                                                   -------------     -------------

      Total liabilities and stockholders' equity (deficit)         $  20,218,238     $  17,486,702
                                                                   =============     =============

See notes to accompanying financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             For the Three Months
                                                Ended March 31,
                                          -------------------------
                                             1997          1996
                                          -----------   -----------
OPERATING REVENUES
  Affiliate revenue                       $   745,786   $ 1,100,063
  Advertising sales revenue                 1,363,051     1,700,292
  Other                                             -         5,363
                                          -----------   -----------
    Total operating revenues                2,108,837     2,805,718
                                          -----------   -----------

OPERATING EXPENSES
  Programming, production and transmissio   1,434,819     1,396,143
  Programming amortization                  1,594,278     1,648,188
  Sales and marketing                       1,462,615     1,129,885
  Finance, general and administration         719,176       765,400
                                          -----------   -----------

    Total operating expenses                5,210,888     4,939,616
                                          -----------   -----------

LOSS FROM OPERATIONS                       (3,102,051)   (2,133,898)
                                          -----------   -----------

OTHER INCOME AND (EXPENSE)
    Interest and other - net                 (451,414)      (31,997)
                                          -----------   -----------
NET LOSS                                  $(3,553,465)  $(2,165,895)
                                          ===========   ===========



NET LOSS PER COMMON SHARE                      $(0.18)       $(0.11)
                                          ===========   ===========



WEIGHTED AVERAGE SHARES OUTSTANDING        20,274,371    20,274,371
                                          ===========   ===========


See accompanying notes to the financial statements

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    For the Three Months
                                                                        Ended March 31,
                                                                ----------------------------
                                                                   1997              1996
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(3,553,465)     $(2,165,895)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                 1,641,678        1,726,788
    Provision for losses on accounts receivable                      30,000          (54,000)
  Net change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                      (26,309)         277,311
    Decrease in prepaid expenses & other assets                      62,824           37,960
    (Decrease) in accounts payable                                 (542,905)        (284,069)
    Increase (decrease) in accrued expenses
     and other liabilities                                          (45,951)         189,814
                                                                -----------      -----------

      Net cash used in operating activities                      (2,434,128)        (272,091)
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of programming and cablecast rights                  (134,000)               -
    Purchases of property and other assets                          (27,011)         (50,972)
                                                                -----------      -----------

      Net cash used in investing activities                        (161,011)         (50,972)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term obligations                           (2,392,143)      (1,370,350)
    Proceeds from bridge financing                                9,000,000        2,000,000
                                                                -----------      -----------

      Net cash provided by financing activities                   6,607,857          629,650
                                                                -----------      -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     4,012,718          306,587

CASH AND CASH EQUIVALENTS - beginning                             1,421,011          855,739
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS - ending                              $ 5,433,729      $ 1,162,326
                                                                ===========      ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:
    Vendor financing of programming acquisition                  $   266,000     $        -
                                                                 ===========     ===========

See accompanying notes to financial statements.

                          The Nostalgia Network, Inc.


                         NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by
     generally accepted accounting principles.   It is suggested that these
     unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission, which are incorporated herein by
     reference.   The accompanying interim financial statements reflect all
     adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results
     for the interim periods presented.   The results of operations for interim
     periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. During the three months ended March 31, 1997, the Company executed various promissory notes in favor of Crown Communications, Inc. ("Crown") in the amount of $9,000,000 at interest rates ranging from 8.25% to 8.5% due
     February 1, 1998.   On March 31, 1997, the Company issued two substitution
     and replacement notes to Crown and Concept Communications, Inc. ("Concept") (together the "Majority Shareholders") in the amount of $6,000,000 and
     $18,112,194, respectively, at 8.5% interest due February 1, 1998.   These
     notes require minimum monthly interest payments aggregating $60,000 and replace previously issued notes in the aggregate principal amount of
     $22,500,000 plus $1,612,194 in accrued and unpaid interest.   These notes
     are covered by the terms of certain Security Agreements between the
     Majority Shareholders and the Company, as amended.    The Majority
     Shareholders have stated they do not intend to call their outstanding notes prior to February 1, 1998 unless replaced by an equity investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and
uncertainties.   The Company's actual results may differ significantly from the
results discussed in the forward-looking statements.   For a discussion of the
risks that may have an impact on the Company's results, see the Company's report on Form 10-K for the year ended December 31, 1996.

Results of Operations
---------------------

Total revenues decreased $696,881 or 24.8% (from $2,805,718 to $2,108,837) for
the First Quarter.   The decline resulted principally from affiliate revenue
decreases of  $354,277, or 32.2% (from $1,100,063 to $745,786) for the Quarter and decreases in advertising revenue of $337,241, or 19.8% (from $1,700,292 to $1,363,051).

Affiliate revenues decreased by $354,277, or 32.2% (from $1,100,063 to $745,786)
as a result of declines in the Network's subscriber estimates.   In recent years
dramatic forces have reshaped the cable marketplace.   Technological advances
heralded to significantly increase system channel capacity have fallen far behind their promised commercial introduction dates; however, those delays have not deterred the launch of numerous new programming services to fill this
anticipated new capacity.   Unlike the Network, many of the newer services being
offered have significant strategic alliances with either system operators, sister channels or program developers which provide them with a competitive edge the Company does not enjoy. Further, these networks are offering significant
per subscriber fees to buy their way onto cable systems.   Offers of $1 to $2
per subscriber are now considered marginal, with estimated averages ranging from $3 to $5 per subscriber, up to a high offered by Rupert Murdoch's FOX NEWS of
$11 to $15 per subscriber.   These dramatic changes to the cable marketplace
have adversely impacted the Company since it is unable to match the per
subscriber fees offered by many other networks.   As a result the Company
continues to suffer further subscriber losses.   Until such time as channel
capacity increases significantly, or the Company has the resources to effectively compete in a pay-to-play environment, the Company will remain vulnerable to additional subscriber declines.

Advertising revenue decreased principally due to decreased rates based on the
Network's declining subscriber estimates.   Infomercial sales decreased
$160,935, or 14.7% (from $1,091,188 to $930,253).   Conventional advertising
decreased $176,306 or 28.9% (from $609,104 to $432,798).    Management
anticipates these trends will continue until such time as the Network's subscriber estimates increase; however, increases in advertising rates typically occur several months following increased subscriber estimates.

Management firmly believes that the Company's niche, Post-49 adults, is a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As the technological front continues to change almost daily, management believes the Company's best approach is to increase branding of the
Network and build consumer demand for its product.   It is actively pursuing
development of new original programming which will be unique to the Network and
specifically targeted to Post-49 adults.   In 1997, the Network will commence
a consumer marketing campaign in specifically targeted markets as well as other
consumer awareness activities.   Repeatedly in consumer market tests the
Company's product has been highly rated.   Management believes investment in
the Company's product and consumer awareness advertising will provide greater long-term benefit than diverting funds for short-term launch opportunities.

Total operating expenses increased $271,272, or 5.5%  (from $4,939,616 to
$5,210,888).   This increase was primarily a result of an increase of $332,730, or 29.4% (from $1,129,885 to $1,462,615) in sales and marketing costs and an increase of $38,676, or 2.8% (from $1,396,143 to $1,434,819) in programming,
production and transmission costs.    Offsetting these increases was a decrease
of $53,910, or 3.3% (from $1,648,188 to $1,594,278) in programming amortization costs and a decrease of $46,224, or 6% (from $765,400 to $719,176) in finance, general and administrative costs.

Programming, production and transmission costs have increased by $38,676, or 2.8% (from $1,396,143 to $1,434,819) primarily as a result of costs associated with production of new original programs as well as increased costs associated
with improving the Network's on-air look.   Programming amortization costs have
decreased by $53,910, or 3.3% (from $1,648,188 to $1,594,278) as a result of
changes in the Network's programming lineup and programming contracts.   The
Company expects to incur additional increases in future programming and studio production costs as a consequence of upgrading the Network's programming and creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term but management believes they are critical to the Company's long-term survival and growth.

Nostalgia Television continues an ambitious schedule of new and original productions in 1997, including the following programs which commenced in the
first quarter of 1997.   More Money with the Dolans, staring Ken and Daria
Dolan, the "first family of finance," a one hour program on money issues allowing viewers to call in with questions ranging from retirement plans, investment and tax strategies, saving money for college or how to get a good buy
on a new car.   With more than 30 years of combined financial experience, Ken
and Daria's advice is not only informative but fun and entertaining.   Flea
Market Movie, featuring Nostalgia's collectibles aficionado, Christopher Kent, incorporates short segments into every commercial break where Christopher discusses unique curios and appraises items that viewers bring to him.

Some additional programs planned for 1997 include The Real Me, autobiographies by famous people in their own words and stories; The Bull and the Bear, stock market reports by a "Siskel and Ebert-type" pair of hosts; Nostalgia DanceSport Competitions, featuring a fast growing trend in America, ballroom and performance dancing; Nostalgia Variety Hour, with Tony Orlando and Dawn, Captain and Tennille, Leslie Uggams and Jimmy Durante that includes all new wrap-arounds; more original Nostalgia Cabaret productions; and The Real Doctors, a cinema verite program following real doctors helping patients face their very real medical crises.

Sales and marketing expenses have increased by $332,730, or 29.4% (from
$1,129,885 to $1,462,615).   Convention expenses increased by $201,231, or
6,137% (from $3,279 to $204,510) due to timing of convention events.
Advertising expenditures increased by $164,828, or 205.2% (from $80,319 to $245,147) as a result of commencing consumer awareness advertising campaigns and increased trade advertising to the cable, satellite and ad sales communities. National events increased by $52,545, or 193.5% (from $27,158 to $79,703) due to the Network's sponsoring of Nostalgia Life Stage Marketing programs to assist affiliates in attracting persons in the 50 plus demographics
to become subscribers.   Offsetting these increases, premium purchases decreased
by $102,859, or 82.3% (from $124,458 to $21,599) primarily as a result of timing
of bulk purchases.   The Company anticipates significant future increases in
sales and marketing costs associated with increased efforts to further brand the network as well as increasing consumer awareness initiatives.

Finance, general and administrative costs decreased by $46,224, or 6% (from
$765,400 to $719,176).   This decrease was primarily attributed to decreased
salaries and benefits of $44,698, or 19.7% (from 227,318 to $182,620) as a result of staffing changes and vacancies. Bad debt expense decreased by $40,152, or 26.8% (from $150,000 to $109,848) as a result of reduced bad debt
exposure.   Offsetting these decreases, legal and professional fees increased by
$46,254, or 39.7% (from $116,602 to $162,856) due to the timing of legal services.

As a result of increased sales and marketing expenses ($332,730 increase); increased programming, production and traffic costs ($38,676 increase); decreased revenues ($696,881 decrease); offset by decreased programming amortization costs ($53,910 decrease); and decreased finance, general and administrative expenses ($46,224 decrease); the Company's loss from operations increased $968,153, or 45.4% (from $2,133,898 to $3,102,051).

Other income and expense increased $419,417, or 1,311% (from $(31,997) to
$(451,414)).    Interest expense increased by $269,417, or 148% (from $181,997 to $451,414) primarily as a result of interest on loans provided by the
Network's Majority Shareholders.     Other income decreased by $150,000, or 100%
(from $150,000 to $0) as a result of recoveries in legal settlements during the first quarter of 1996 which did not recur in 1997.

Liquidity and Capital Resources
-------------------------------

Cash increased from $1,421,011 at December 31, 1996 to $5,433,729 at March 31, 1997, principally due to $9,000,000 in financing received in first quarter 1997, reduced by cash outlays to cover increased operating losses and repayments of certain debts. Working capital increased from $(608,569) at December 31, 1996 to $6,637,875 at March 31, 1997 principally as a result of increased cash from long-term financing, reductions of accounts payable and repayments of certain debts. Cablecast rights have decreased by $1,194,278 (8.7%) since year-end as a result of amortization of the Network's investment in its prime-time line up
offset by acquisitions totaling $400,000.   Total liabilities increased
primarily due to $9,000,000 in financing reduced by payments on liabilities related to programming and reduction of other payables.

Cash flows from operating activities decreased $2,162,037, or 795% from using $272,091 to using $2,434,128, for the first quarter 1996 compared to the first quarter 1997, principally as a result of an increase in net loss, increases in accounts receivable compared to prior year reductions and further decreases in accounts payable and accrued expenses.

Cash used in investing activities increased $110,039, or 216% from $50,972 to $161,011, principally due to an increase in purchase of programming and cablecast rights of $134,000, offset by a decrease in purchases of other assets of $23,961.

Cash flows from financing activities increased $5,978,207, or 949% due principally to increased financing of $7,000,000, or 350% (from $2,000,000 to $9,000,000) offset by increased repayment of long-term obligations of $1,021,793, or 75% (from $1,370,350 to $2,392,143).

The Company has received $29,000,000 in financing through March 31, 1997, at
8.5% from the Majority Shareholders.   Concept has committed to provide up to an
additional $11,500,000 in debt financing during the balance of the calendar
year.    Management believes that these funds will be sufficient to satisfy its
operating needs for 1997.   In connection with the additional borrowings and the
Majority Shareholders' agreement to extend the due dates on the financing to February 1, 1998, the Company has entered into security agreements, as amended, covering substantially all the Company's assets in favor of the Majority Shareholders.

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

Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance either that the Company will be able to locate sufficient funding in excess of the funds committed for 1997, or that it will be able to achieve a strategic alliance.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  May 15, 1997


                                      THE NOSTALGIA NETWORK, INC.



                                      By: /s/ Squire D. Rushnell
                                          -------------------------------------
                                          Squire D. Rushnell, President and
                                          Chief Executive Officer



                                      By: /s/ Martin A. Gallogly
                                          -------------------------------------
                                          Martin A. Gallogly, Vice President,
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