Form 10-Q
period 1997-06-30
NOSTALGIA NETWORK INC
filed 1997-08-14
CIK 747178

--------------------------------------------------------------------------------

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from .......... to .........

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

                               TABLE OF CONTENTS
                               -----------------



                                                                                Page No.
                                                                                --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of
            June 30, 1997 and December 31, 1996                                     3

            Statements of Operations
            For the Three and Six Months Ended June 30, 1997 and 1996               4

            Statements of Cash Flows
            For the Six Months Ended June 30, 1997 and 1996                         5

            Notes to Financial Statements                                         6 - 7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                         8 - 12

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securities Holders                   13

Item 5.     Other Information                                                       13

Index to Exhibits                                                                   15

Exhibit 27 - Financial Data Schedule                                                16

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS


                                                                              (Unaudited)
                                                                             June 30, 1997             December 31, 1996
                                                                         -----------------------    ------------------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $1,298,647                  $1,421,011
   Accounts receivable, less allowance of $1,078,000
      and $1,154,000, respectively                                                      712,747                     706,634
   Prepaid expenses                                                                     143,058                     145,998
   Cablecast rights                                                                   4,900,000                   5,866,000
                                                                         -----------------------    ------------------------

        Total current assets                                                          7,054,452                   8,139,643

Programming and cablecast rights - net                                                5,787,808                   7,844,907
Property and equipment - net                                                          1,494,705                   1,484,412
Other assets                                                                             17,740                      17,740
                                                                         -----------------------    ------------------------

        Total assets                                                                $14,354,705                 $17,486,702
                                                                         =======================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of long-term obligations                                       $4,498,765                  $6,517,410
   Accounts payable                                                                   1,822,080                   1,356,070
   Accrued expenses and other liabilities                                               568,847                     874,732
                                                                         -----------------------    ------------------------

        Total current liabilities                                                     6,889,692                   8,748,212
                                                                         -----------------------    ------------------------

LONG-TERM OBLIGATIONS, less current maturities
   Notes and interest payable - related parties                                      31,594,550                  21,815,644
   Other                                                                                368,257                      11,965
   Cablecast licenses and fees payable                                                4,285,116                   6,375,102
                                                                         -----------------------    ------------------------

        Total long-term liabilities                                                  36,247,923                  28,202,711
                                                                         -----------------------    ------------------------

        Total liabilities                                                            43,137,615                  36,950,923
                                                                         -----------------------    ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: $2 par value, 125,000 shares authorized,
      3,250 issued and outstanding                                                        6,500                       6,500
   Common stock: $0.04 par value, 30,000,000 shares
      authorized, 20,274,371 and 20,274,371 shares issued
      and outstanding, respectively                                                     810,975                     810,975
   Additional paid-in capital                                                        30,213,554                  30,213,554
   Deficit                                                                          (59,813,939)                (50,495,250)
                                                                         -----------------------    ------------------------

        Total stockholders' equity (deficit)                                        (28,782,910)                (19,464,221)
                                                                         -----------------------    ------------------------

        Total liabilities and stockholders' equity (deficit)                        $14,354,705                 $17,486,702
                                                                         =======================    ========================



              See accompanying notes to the financial statements.

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the Three Months                   For the Six Months
                                                           Ended June 30,                         Ended June 30,
                                                    ------------------------------       --------------------------------
                                                         1997             1996                1997               1996
                                                    -------------    -------------       --------------     -------------
OPERATING REVENUES
     Affiliate revenue                                  $572,747         $995,171           $1,318,533        $2,095,234
     Advertising sales revenue                         1,271,873        1,402,456            2,634,924         3,102,748
     Other                                                     -           (5,363)                   -                 -
                                                    -------------    -------------       --------------     -------------

         Total operating revenues                      1,844,620        2,392,264            3,953,457         5,197,982
                                                    -------------    -------------       --------------     -------------

OPERATING EXPENSES
     Programming, production and transmission          1,891,191        1,498,357            3,326,010         2,894,500
     Programming amortization                          1,921,145        1,769,389            3,515,423         3,417,577
     Sales and marketing                               2,308,478        1,168,823            3,771,093         2,298,708
     Finance, general and administration                 856,725          924,426            1,575,901         1,689,826
                                                    -------------    -------------       --------------     -------------

         Total operating expenses                      6,977,539        5,360,995           12,188,427        10,300,611
                                                    -------------    -------------       --------------     -------------

LOSS FROM OPERATIONS                                  (5,132,919)      (2,968,731)          (8,234,970)       (5,102,629)
                                                    -------------    -------------       --------------     -------------

OTHER INCOME AND (EXPENSE)
         Interest and other - net                       (632,305)        (252,610)          (1,083,719)         (284,607)
                                                    -------------    -------------       --------------     -------------

LOSS BEFORE PROVISION FOR
  FEDERAL INCOME TAXES                                (5,765,224)      (3,221,341)          (9,318,689)       (5,387,236)

PROVISION FOR FEDERAL INCOME TAXES                             -                -                    -                 -
                                                    -------------    -------------       --------------     -------------

NET LOSS                                             $(5,765,224)     $(3,221,341)         $(9,318,689)      $(5,387,236)
                                                    =============    =============       ==============     =============

NET LOSS PER COMMON SHARE                                 $(0.28)          $(0.16)              $(0.46)           $(0.27)
                                                    =============    =============       ==============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                   20,274,371       20,274,371           20,274,371        20,274,371
                                                    =============    =============       ==============     =============

              See accompanying notes to the financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                             ---------------------------------
                                                                                  1997               1996
                                                                             -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 $(9,318,689)        $(5,387,236)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                           3,659,027           3,548,078
        Provision for losses on accounts receivable                                76,000             (54,000)
     Net change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                (82,113)            504,250
        (Increase) decrease in prepaid expenses & other assets                      2,940             (22,776)
        Increase in accounts payable                                              466,010             193,846
        Increase in accrued expenses
        and other liabilities                                                   1,149,626             425,393
                                                                             -------------       -------------

            Net cash used in operating activities                              (4,047,199)           (792,445)
                                                                             -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of programming and cablecast rights                            (226,324)           (298,000)
        Purchases of property and other assets                                   (153,897)            (90,244)
                                                                             -------------       -------------

            Net cash used in investing activities                                (380,221)           (388,244)
                                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment of long-term obligations                                     (4,694,944)         (2,970,960)
        Proceeds from financing                                                 9,000,000           6,500,000
                                                                             -------------       -------------

            Net cash provided by financing activities                           4,305,056           3,529,040
                                                                             -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   (122,364)          2,348,351

CASH AND CASH EQUIVALENTS - beginning                                           1,421,011             855,739
                                                                             -------------       -------------

CASH AND CASH EQUIVALENTS - ending                                             $1,298,647          $3,204,090
                                                                             =============       =============


NONCASH INVESTING AND FINANCING ACTIVITIES:
        Vendor financing of programming rights                                   $266,000            $404,500
                                                                             =============       =============

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

4. During the six months ended June 30, 1997, the Company executed various promissory notes in favor of Crown Communications, Inc. ("Crown") in the amount of $9,000,000 at interest rates ranging from 8.25% to 8.5% due
     February 1, 1998.    On March 31, 1997, the Company issued two substitution
     and replacement notes to Crown and Concept Communications, Inc. ("Concept") (together the "Majority Shareholders") in the amount of $6,000,000 and
     $18,112,194, respectively, at 8.5% interest due February 1, 1998.   These
     notes require minimum monthly interest payments aggregating $60,000 and replace previously issued notes in the aggregate principal amount of $22,500,000 plus $1,612,194 in accrued and unpaid interest. These notes are covered by the terms of certain Security Agreements between the Majority Shareholders and the Company, as amended. The Majority Shareholders have committed to provide up to an additional $11,500,000 in debt financing during the balance of the calendar year, $2,000,000 of which has been received subsequent to June 30, 1997 from Crown. The Majority Shareholders have stated they do not intend to call their outstanding notes prior to February 1, 1998 unless replaced by an equity investment.

5. In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", establishes standards for the reporting and displaying of comprehensive income, its components and accumulated
     balances.   Comprehensive income is defined to include all changes in
     equity except those resulting from investments by owners and distributions
     to owners.   Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS 131, "Disclosures About Segments of a Business Enterprise" establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

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

Results of Operations
---------------------

The Network has continued to suffer subscriber losses due to extraordinary market conditions. Management's plans to reverse this trend and increase cable system carriage includes a strategy of aggressively developing original proprietary programming to create consumer demand and increase appeal to cable operators and satellite packagers. In connection with the launch of new original programming, management has launched a consumer marketing campaign to increase consumer awareness and demand. Accordingly, the results of operations for the six months ended June 30, 1997 were not unexpected.

Total revenues decreased $1,244,525 or 23.9% (from $5,197,982 to $3,953,457) for the six months ended June 30, 1997 (the "Period") as compared with the same period during 1996 and $547,644, or 22.9% (from $2,392,264 to $1,844,620) for the three months ended June 30, 1997 (the "Quarter") as compared with the same quarter during 1996. The decline resulted principally from decreases in affiliate revenues of $776,701, or 37% (from $2,095,234 to $1,318,533) for the
Period and $422,424, or 42.4% (from $995,171 to $572,747) for the Quarter.
Advertising revenue decreased $467,824, or 15% (from $3,102,748 to $2,634,924) for the Period and $130,583, or 9.3% (from $1,402,456 to $1,271,873) for the
Quarter.

Affiliate revenues decreased by $776,701, or 37% (from $2,095,234 to $1,318,533) for the Period and $422,424, or 42.4% (from $995,171 to $572,747) for the
Quarter as a result of declines in the Network's subscriber estimates. In recent years dramatic forces have reshaped the cable marketplace. Technological advances heralded to significantly increase system channel capacity have fallen far behind their promised commercial introduction dates; however, those delays have not deterred the launch of numerous new programming services to fill this anticipated new capacity. Unlike the Network, many of the newer services being offered have significant strategic alliances with either system operators, sister channels or program developers which provide them with a competitive position the Company does not enjoy. Further, these networks are offering significant per subscriber fees to buy their way onto cable systems. Offers of $1 to $2 per subscriber are now considered marginal, with estimated averages ranging from $3 to $5 per subscriber, up to a reported high offered by Rupert Murdoch's FOX NEWS of $11 to $15 per subscriber. These dramatic changes to the cable marketplace have adversely impacted the Company since it is unable to match the per subscriber fees offered by many other networks. As a result the Company continues to suffer further subscriber losses. Until such time as channel capacity increases significantly, or the Company has the resources to effectively compete in a pay-to-play environment, the Company will remain vulnerable to additional subscriber declines.

Advertising revenue decreased principally due to decreased rates based on the
Network's declining subscriber estimates.   Infomercial sales decreased
$221,287, or 10.9% (from $2,031,559 to $1,810,272) for the Period and $60,352,
or 6.4% (from $940,371 to $880,019) for the Quarter.   Conventional advertising
decreased $246,674 or 22.9% (from $1,076,184 to $829,510) for the Period and
$75,415, or 16% (from $467,080 to $391,665) for the Quarter.

Management anticipates these trends will continue until such time as the Network's subscriber estimates increase; however, increases in advertising rates typically occur several months following increased subscriber estimates.

Management firmly believes that the Company's niche, Post-49 adults, is a valuable market which currently is not being served by other networks. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As technology continues to change almost daily, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. It is actively pursuing development of new original programming which will be unique to the Network and specifically targeted to Post-49 adults. In 1997, the Network commenced a consumer marketing campaign in specifically targeted markets as well as other consumer awareness activities. Repeatedly in consumer market tests the Company's product has been highly rated. Management believes investment in the Company's product and consumer awareness advertising will provide greater long-term benefit than diverting funds for short-term launch opportunities.

Total operating expenses increased $1,887,816, or 18.3% (from $10,300,611 to $12,188,427) for the Period and $1,616,544, or 30.2% (from $5,360,995 to
$6,977,539) for the Quarter. The increases were primarily a result of an increase of $1,472,385, or 64% (from $2,298,708 to $3,771,093) in sales and marketing costs for the Period and $1,139,655, or 97.5% (from $1,168,823 to $2,308,478) for the Quarter. Programming, production and transmission costs increased $431,510, or 14.9% (from $2,894,500 to $3,326,010) for the Period and
$392,834, or 26.2% (from $1,498,357 to $1,891,191) for the Quarter.

Programming, production and transmission costs have increased primarily as a result of costs associated with production of new original programs as well as increased costs associated with improving the Network's on-air look. Programming amortization costs have increased by $97,846, or 2.9% (from $3,417,577 to $3,515,423) for the Period and $151,756, or 8.6% (from $1,769,389 to $1,921,145) for the Quarter as a result of changes in the Network's
programming lineup and programming contracts.   The Company expects to incur
additional increases in future programming and studio production costs as a consequence of upgrading the Network's programming and creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term; however, management believes they are critical to the Company's long-term survival and growth.

Nostalgia continues an ambitious schedule of new and original productions in 1997, including the following programs which commenced in the first quarter of
1997.   More Money with the Dolans, staring Ken and Daria Dolan, the "first family of finance," a one hour program on money issues allowing viewers to call in with questions ranging from retirement plans, investment and tax strategies,
saving money for college or how to get a good buy on a new car.   With more than
30 years of combined financial experience, Ken and Daria's advice is not only
informative but fun and entertaining.   Flea Market Movie, featuring Nostalgia's
collectibles aficionado,

Christopher Kent, incorporates short segments into commercial breaks in the movies where Christopher discusses unique curios and appraises items that viewers bring to him.

Additional programs premiering in August 1997 include The Real Me, autobiographies of famous people in their own words and stories; The Bull and the Bear, stock market analyses by a "Siskel and Ebert-type" pair of hosts; Nostalgia DanceSport Competitions, featuring a fast growing trend in America, ballroom and performance dancing; Nostalgia Variety Hour, with Tony Orlando and Dawn, Leslie Uggams and Jimmy Durante that includes all new wrap-arounds. In the Fall of 1997 Nostalgia plans to introduce Cafe DuArt, an original musical variety/ comedy series; and The Real Doctors, a cinema verite program following real doctors helping patients face their very real medical crises.

Sales and marketing expenses have increased by $1,472,385, or 64% (from $2,298,708 to $3,771,093) for the Period and $1,139,655, or 97.5% (from
$1,168,823 to $2,308,478) for the Quarter. Advertising expenses have increased by $1,022,753, or 436.2% (from $234,468 to $1,257,221) for the Period and
$857,925, or 556.6% (from $154,149 to $1,012,074) for the Quarter primarily as a result of consumer awareness advertising as well as increased trade advertising. Conventions increased by $184,083, or 123.4% (from $149,137 to $333,220) for the Period and decreased $17,148, or 11.8% (from $145,858 to $128,710) for the Quarter primarily due to timing of certain trade shows. Salaries and benefits increased by $153,862, or 21.6% (from $711,129 to $864,991) for the Period and $117,483, or 38.3% (from $307,112 to $424,595) for the Quarter as a result of increased staffing associated with increased sales and marketing efforts. National programs increased by $112,247, or 226.5% (from $49,557 to $161,804) for the Period and $59,702 or 266.5% (from $22,399 to $82,101) for the Quarter primarily as a result of promoting the Network's Lifestage Marketing program, assisting system operators in the development of effective marketing techniques specifically targeted to Post-49 consumers. Premiums decreased $113,450, or 75.8% (from $149,581 to $36,131) for the Period and $10,591, or 42.2% (from
$25,123 to $14,532) for the Quarter primarily due to timing of premium purchases. Management anticipates sales and marketing expenses will continue to increase in the future as the Network continues to brand itself.

Finance, general and administrative costs decreased by $113,925, or 6.7% (from $1,689,826 to $1,575,901) for the Period and $67,701, or 7.3% (from $924,426 to
$856,725) for the Quarter. This decrease was primarily attributed to salaries and benefits which decreased by $158,779, or 27.3% (from $582,513 to $423,734) for the Period and $114,081, or 32.1% (from $355,195 to $241,114) for the
Quarter as a result of vacancies and staff reorganizations. Bad debt expense decreased by $88,152, or 29.4% (from $300,000 to $211,848) for the Period and $48,000, or 32% (from $150,000 to $102,000) for the Quarter as a result of reduced exposure to bad debt risks. Rent and lease costs increased by $42,397, or 73.6% (from $57,574 to $99,971) for the Period and $33,851, or 168% (from
$20,149 to $54,000) for the Quarter primarily due to additional storage space rentals as well as short-term equipment and other rentals.

As a result of decreased revenues ($1,244,525 decrease); increased sales and marketing costs ($1,472,385 increase); increased programming, production and transmission costs ($431,510 increase); increased programming amortization costs ($97,846 increase); offset by decreased finance general and administrative expenses ($113,925 decrease); the Company's loss from operations increased $3,132,341, or 61.4% (from $5,102,629 to $8,234,970) for the Period. As a result of decreased revenues ($547,644 decrease); increased sales and marketing costs ($1,139,655 increase); increased programming, production and transmission costs ($392,834 increase); increased programming amortization costs ($151,756 increase); offset by decreased finance general and administrative expenses ($67,701 decrease); the Company's loss from operations increased $2,164,188, or 72.9% (from $2,968,731 to $5,132,919) for the Quarter.

Other expense increased $799,112, or 280.8% (from $284,607 to $1,083,719) for the Period and $379,695, or 150.3% (from $252,610 to $632,305) for the Quarter, primarily as a result of interest on loans provided by the Network's Majority Shareholders.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $1,421,011 at December 31, 1996 to $1,298,647 at June 30, 1997, principally due to $9,000,000 in financing during the first half of 1997 offset by cash outlays to cover increased operating expenses and repayments of certain debts. Working capital increased from a deficit of ($608,569) at December 31, 1996 to $164,760 at June 30, 1997 principally as a result of greater reductions in current maturities of long-term debt than in current cablecast rights. Cablecast rights have decreased by $3,023,099 (22%) since year-end as a result of amortization of the Network's investment in its prime-time line up, offset by $492,324 in programming acquisitions. Total liabilities increased primarily due to $9,000,000 in financing reduced by payments on liabilities related to programming.

Cash flows from operating activities decreased by $3,254,754, or 410.7% during the Period compared to the same Period in 1996 principally as a result of the increased loss from operations of $3,931,453. The increased loss was due primarily to decreases in revenues combined with increased costs. Amortization expense increased by $110,949 over the same period in 1996 as a result of further enhancements to the Network's programming. Provision for losses on accounts receivable decreased by $76,000 compared to an increase of $54,000 during the same period in 1996 as a result of reduced exposure to bad debt risks. Accounts receivable increased $82,113, compared to a reduction of $504,363 during the same period in 1996 due to 1996 write-offs of certain receivables. Accounts payable increased $466,010 compared to an increase of $193,846 during the same period in 1996 as a result of increased operating expenses. Interest and other payables to related parties increased by $1,149,626 compared to $425,393 during the same period in 1996 primarily as a result of interest accruing on additional notes payable to the Majority Shareholders.

Cash used in investing activities remained fairly constant at using ($380,221) during the six months ended June 30, 1997 compared to using ($388,244) during the same period in 1996.

Cash flows from financing activities increased $776,016, or 22% during the Period compared to the same Period in 1996 due principally to financing increases of $2,500,000, or 38.5% (from $6,500,000 to $9,000,000) offset by increased repayment of long-term obligations of $1,723,984, or 58% (from $2,970,960 to $4,694,944).

The Company has received a total of $29,000,000 in financing from December 1994 through June 30, 1997, from the Majority Shareholders at 8.5%. The Majority Shareholders have committed to provide up to an additional $11,500,000 in debt financing during the balance of the calendar year, $2,000,000 of which has been received subsequent to June 30, 1997 from Crown. Management believes that these funds will be sufficient to satisfy its operating needs for 1997. In connection with the additional borrowings and the Majority Shareholders' agreement to extend the due dates on the financing to February 1, 1998, the Company has entered into security agreements covering substantially all the Company's assets in favor of the Majority Shareholders.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Stockholders was held on June 25, 1997. The nominees for Director elected at the meeting were as follows:

                                                   Votes             Cast
Nominee                         For               Against          Withheld
-------                        ---------          -------          --------
Christopher A. Cates           4,804,235          159,240           33,625
Floyd Christofferson           4,837,860          159,240                -
Diane M. Faure                 4,837,860          159.240                -
Dong Moon Joo                  4,837,860          159,240                -
Masahisa Kobayashi             4,837,860          159,240                -
William H. Lash, III           4,837,860          159,240                -
Squire D. Rushnell             4,837,860          159,240                -
Ambassador Phillip Sanchez     4,837,860          159,240                -
Josette Shiner                 4,837,860          159,240                -
Robert J. Wussler              4,837,860          159,240                -

The appointment of BDO Seidman as independent accountants for 1997 was ratified by a vote of 4,994,425 for, 50 against, 2,625 abstain.


Item 5.  Other Information

On August 14, 1997 the Network commenced encrypted scrambling of its programming signal. Such scrambling requires an affiliate to utilize an authorized descrambler to receive the network's programming and provides security against unlawful pirating of the network's programming. As a scrambled service, the Network has licensed its programming for sale to C-Band consumers through various national programming packagers. The network estimates its contracts with the programming packagers will provide up to 1,000,000 C-Band consumer subscribers at the time it scrambles.

The network has entered into a contract with National Digital Television Center which operates Headend In The Sky (HITS), for transmission of a digitally compressed version of the Network's service. HITS is the service program developed by TCI to expand channel capacity for its cable systems and compete with DBS services. HITS will also be marketed by TCI to allow non TCI affiliates to expand their channel capacity. By entering into this contract, the Network is positioned to compete for digital channel capacity, which the industry estimates has the greatest potential for channel capacity expansion.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  August 14, 1997


                                            THE NOSTALGIA NETWORK, INC.



                                        By: /s/ SQuire D. Rushnell
                                            -----------------------------------
                                        SQuire D. Rushnell, President and
                                        Chief Executive Officer



                                        By: /s/ Martin A. Gallogly
                                            -----------------------------------
                                        Martin A. Gallogly, Vice President,
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
