Form 10-Q
period 1997-09-30
NOSTALGIA NETWORK INC
filed 1997-11-14
CIK 747178

________________________________________________________________________________


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended September 30, 1997.

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

                               TABLE OF CONTENTS
                               -----------------

                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          September 30, 1997 and December 31, 1996                                   3

          Statements of Operations
          For the Three and Nine Months Ended September 30, 1997 and 1996            4

          Statements of Cash Flows
          For the Nine Months Ended September 30, 1997 and 1996                      5

          Notes to Financial Statements                                            6 - 7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                            8 - 12

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                          13

Index to Exhibits                                                                    15

Exhibit 27 - Financial Data Schedule                                                 16

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          THE NOSTALGIA NETWORK, INC.
                                BALANCE SHEETS

                                                                              (Unaudited)
                                                                          September 30, 1997   December 31, 1996
                                                                          ------------------   -----------------
               ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $      986,125        $   1,421,011
   Accounts receivable, less allowance of $485,000
      and $1,154,000, respectively                                                510,919              706,634
   Prepaid expenses                                                               163,566              145,998
   Cablecast rights                                                             6,392,000            5,866,000
                                                                          ----------------     ----------------

          Total current assets                                                  8,052,610            8,139,643

Programming and cablecast rights - net                                          6,014,095            7,844,907
Property and equipment - net                                                    1,502,890            1,484,412
Other assets                                                                       52,740               17,740
                                                                          ----------------     ----------------

          Total assets                                                     $   15,622,335        $  17,486,702
                                                                          ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of long-term obligations                             $    5,189,765        $   6,517,410
   Accounts payable                                                             1,548,471            1,356,070
   Accrued expenses and other liablilities                                        550,598              874,732
                                                                          ----------------     ----------------

          Total current liabilities                                             7,288,834            8,748,212
                                                                          ----------------     ----------------

LONG-TERM OBLIGATIONS, less current maturities
   Notes and interest payable - related parties                                37,113,631           21,815,644
   Other                                                                          361,794               11,965
   Cablecast licenses and fees payable                                          3,331,606            6,375,102
                                                                          ----------------     ----------------

         Total long-term liabilities                                           40,807,031           28,202,711
                                                                          ----------------     ----------------
         Total liabilities                                                     48,095,865           36,950,923
                                                                          ----------------     ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: $2 par value, 125,000 shares authorized,
      3,250 issued and outstanding                                                  6,500                6,500
   Common stock: $0.04 par value, 30,000,000 shares
     authorized, 20,274,371 shares issued                                         810,975              810,975
     and outstanding                                                           30,213,554           30,213,554
Additional paid-in capital                                                    (63,504,559)         (50,495,250)
Deficit                                                                   ----------------     ----------------

         Total stockholers' equtiy (deficit)                                  (32,473,530)         (19,464,221)
                                                                          ----------------     ----------------
         Total liabilities and stockholders'equity (deficit)               $   15,622,335        $  17,486,702
                                                                          ================     ================

              See accompanying notes to the financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              For the Three Months              For the Nine Months
                                               Ended September 30,              Ended September 30,
                                           -----------------------------  -----------------------------
                                                1997           1996            1997            1996
                                           --------------  -------------  -------------  --------------
OPERATING REVENUES
  Affiliate revenue                             $546,551       $938,866       $1,865,084     $3,034,100
  Advertising sales revenue                      963,715      1,237,646        3,598,639      4,340,394
  Other                                          129,689              -          129,689              -
                                             -----------    -----------     ------------    -----------

    Total operating revenues                   1,639,955      2,176,512        5,593,412      7,374,494
                                             -----------    -----------     ------------    -----------

OPERATING EXPENSES
  Programming, production and transmission       954,341      1,329,665        4,280,351      4,224,165
  Programming amortization                     1,521,239      1,660,009        5,036,662      5,077,586
  Sales and marketing                          1,669,171      1,009,451        5,440,264      3,308,159
  Finance, general and administration            500,389        922,878        2,076,290      2,612,704
                                             -----------    -----------     ------------    -----------

    Total operating expenses                   4,645,140      4,922,003       16,833,567     15,222,614
                                             -----------    -----------     ------------    -----------

LOSS FROM OPERATIONS                          (3,005,185)    (2,745,491)     (11,240,155)    (7,848,120)
                                             -----------    -----------     ------------    -----------

OTHER INCOME AND (EXPENSE)
    Interest and other - net                    (685,435)      (258,235)      (1,769,154)      (542,842)
                                             -----------    -----------     ------------    -----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                               (3,690,620)    (3,003,726)     (13,009,309)    (8,390,962)

PROVISION FOR  INCOME TAXES                            -              -                -              -
                                             -----------    -----------     ------------    -----------

NET LOSS                                     $(3,690,620)   $(3,003,726)    $(13,009,309)   $(8,390,962)
                                             ===========    ===========     ============    ===========

NET LOSS PER COMMON SHARE                         $(0.18)        $(0.15)          $(0.64)        $(0.41)
                                             ===========    ===========     ============    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING           20,274,371     20,274,371       20,274,371     20,274,371
                                             ===========    ===========     ============    ===========

              See accompanying notes to the financial statements

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                ----------------  ---------------
                                                                                     1997              1996
                                                                                ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(13,009,309)     $(8,390,962)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                    5,268,038        5,255,486
    Provision for losses on accounts receivable                                              -         (104,000)
  Net change in operating assets and liabilities:
    Decrease in accounts receivable                                                    195,715          757,833
    (Increase) decrease in prepaid expenses and other assets                           (17,568)          63,463
    Increase (decrease) in accounts payable                                            192,401         (348,233)
    Increase in accrued expenses and other liabilities                                  25,695           85,580
    Increase in interest and other payables - related partie                         1,297,987          607,174
                                                                                ----------------  ---------------

      Net cash used in operating activities                                         (6,047,041)      (2,073,659)
                                                                                ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of programming and cablecast rights                                 (2,492,350)        (483,174)
    Acquisition of property and other assets                                          (284,854)        (146,957)
                                                                                ----------------  ---------------

      Net cash used in investing activities                                         (2,777,204)        (630,131)
                                                                                ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term obligations                                              (5,610,641)      (4,438,665)
    Proceeds from financing                                                         14,000,000        6,500,000
                                                                                ----------------  ---------------

      Net cash provided by financing activities                                      8,389,359        2,061,335
                                                                                ----------------  ---------------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                        (434,886)        (642,455)

CASH AND CASH EQUIVALENTS - beginning                                                1,421,011          855,739
                                                                                ----------------  ---------------
CASH AND CASH EQUIVALENTS - ending                                                    $986,125         $213,284
                                                                                 ===============   ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Vendor financing of programming rights                                          $1,239,500         $404,500
                                                                                 ===============   ==============

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

3. For purposes of the Statements of Cash Flows, cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. During the nine months ended September 30, 1997, the Company executed various promissory notes in favor of Crown Communications, Inc. ("Crown") in the amount of $14,000,000 at interest rates ranging from 8.25% to 8.5% due February 1, 1998. On March 31, 1997, the Company issued two substitution and replacement notes to Crown and Concept Communications, Inc. ("Concept") (together the "Majority Shareholders") in the amount of $6,500,000 and $18,112,194, respectively, at 8.5% interest due February 1, 1998. These notes require minimum monthly interest payments aggregating $60,000 and replace previously issued notes in the aggregate principal amount of $23,000,000 plus $1,612,194 in accrued and unpaid interest. These notes are covered by the terms of certain Security Agreements between the Majority Shareholders and the Company, as amended. The Majority Shareholders have committed to provide up to an additional $6,500,000 in debt financing during the balance of the calendar year. The Majority Shareholders have stated they do not intend to call their outstanding notes prior to February 1, 1998 unless replaced by an equity investment.

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

Results of Operations
---------------------

The Network has continued to experience subscriber losses due to extraordinary market conditions. Management's plans to reverse this trend and increase cable system carriage includes a strategy of aggressively developing original proprietary programming to create consumer value and demand, and to increase appeal to cable operators and satellite packagers. In connection with the launch of new original programming, management has launched a consumer marketing campaign to increase consumer awareness and demand. Accordingly, the results of operations for the nine months ended September 30, 1997 were not unexpected.

Total revenues decreased $1,781,082 or 24.2% (from $7,374,494 to $5,593,412) for the nine months ended September 30, 1997 (the "Period") as compared with the same period during 1996 and $536,557, or 24.6% (from $2,176,512 to $1,639,955)
for the three months ended September 30, 1997 (the "Quarter") as compared with the same quarter during 1996. The decline resulted principally from decreases in affiliate revenues of $1,169,016, or 38.5% (from $3,034,100 to $1,865,084) for the Period and $392,315, or 41.8% (from $938,866 to $546,551) for the Quarter. Advertising revenue decreased $741,755, or 17% (from $4,340,394 to $3,598,639) for the Period and $273,931, or 22.1% (from $1,237,646 to $963,715) for the
Quarter. Other revenue, consisting of recovery of bad debts, increased to $129,689 from $0.

Affiliate revenues decreased by $1,169,016, or 38.5% (from $3,034,100 to $1,865,084) for the Period and $392,315, or 41.8% (from $938,866 to $546,551)
for the Quarter as a result of declines in the Network's subscriber estimates. In recent years dramatic forces have reshaped the cable marketplace. Technological advances heralded to significantly increase system channel capacity, having just recently been introduced to the marketplace, have fallen far behind their promised commercial introduction dates. Consumer settop boxes required to receive and view the new digital compression technology are slowly being introduced into the market, resulting in still further delays in opening additional access to potential subscribers. Those delays, however, have not deterred the launch of numerous new programming services to fill this anticipated new capacity. Unlike the Network, many of the newer services being offered have significant strategic alliances with either system operators, sister channels or program developers which provide them with a competitive position the Company does not enjoy. Further, these networks are offering significant per subscriber fees to buy their way onto cable systems. Offers of $1 to $2 per subscriber are now considered marginal, with current estimates averaging $5 per subscriber, up to a reported high offered by FOX NEWS of $11 to $15 per subscriber. These dramatic changes to the cable marketplace have adversely impacted the Company since it is unable to match the per subscriber fees offered by many other networks. As a result the Company continues to suffer further subscriber losses. Until such time as channel capacity increases significantly, or the Company has the resources to effectively compete in a pay-to-play environment, the Company will remain vulnerable to additional subscriber declines.

Advertising revenue decreased principally due to decreased rates based on the Network's declining subscriber estimates. Infomercial sales decreased $405,205, or 14.3% (from $2,829,666 to $2,424,461) for the Period and $183,918, or 23%
(from $798,107 to $614,189) for the Quarter. Conventional advertising decreased $367,441 or 23.8% (from $1,541,619 to $1,174,178) for the Period and $120,767, or 26% (from $465,435 to $344,668) for the Quarter. Management anticipates these trends will continue until such time as the Network's subscriber estimates increase; however, increases in advertising rates typically occur several months following increased subscriber estimates.

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

Operating expenses, net of $2,608,000 in capitalized production costs for both the period and the quarter, increased $1,610,953, or 10.6% (from $15,222,614 to $16,833,567) for the Period and decreased $276,863, or 5.6% (from $4,922,003 to
$4,645,140) for the Quarter. The increase for the Period was primarily a result of an increase of $2,132,105, or 64.4% (from $3,308,159 to $5,440,264) in sales and marketing costs, offset by a reduction in finance, general and administrative expenses of $536,414, or 20.5% (from $2,612,704 to $2,076,290).
The reduction for the Quarter is primarily a result of reductions in finance, general and administrative expenses of $422,489, or 45.8% (from $922,878 to $500,389) and reductions in programming, production and transmission expenses of $375,324, or 28.2% (from $1,329,665 to $954,341), offset by an increase of
$659,720, or 65.3% (from $1,009,451 to $1,669,171) in sales and marketing expenses.

Programming, production and transmission costs are presented net of $2,608,000 in capitalized costs associated with production of new original programs for both the period and the quarter. Net programming, production and transmission costs have increased $56,186, or 1.3% (from

$4,224,165 to $4,280,351) for the Period and decreased $375,324, or 28.2% (from
$1,329,665 to $954,341) for the Quarter. The reduction for the quarter is primarily due to production of longer lived programs requiring capitalizing of costs versus expensing of production costs for contemporary programming. Programming amortization costs have decreased by $40,924, or 0.8% (from $5,077,586 to $5,036,662) for the Period and $138,770, or 8.4% (from $1,660,009 to $1,521,239) for the Quarter as a result of changes in the Network's programming lineup and programming contracts. The Company expects to incur additional increases in future programming and studio production costs as a consequence of upgrading the Network's programming and creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term; however, management believes they are critical to the Company's long-term survival and growth.

Nostalgia continues an ambitious schedule of new and original productions in 1997, including the following programs which commenced airing in the third and fourth quarters of 1997: The Real Me, autobiographies of famous people in their own words and stories, covering such notable guests as Willard Scott, Wally "Famous" Amos, Virginia Graham and John Raitt; The Bull and the Bear, stock market analyses by a "Siskel and Ebert-type" pair of hosts. Nostalgia DanceSport Competitions, features a fast growing trend in America, ballroom and performance dancing. Nostalgia Variety Hour, includes Tony Orlando and Dawn, Leslie Uggams and Jimmy Durante with all new wrap-arounds. Cafe DuArt, an original musical variety/ comedy series features impressionist Louise DuArt and her cast of impression characters set in a cabaret club intertwined with a variety of musical guests.

Sales and marketing expenses have increased by $2,132,105, or 64.4% (from $3,308,159 to $5,440,264) for the Period and $659,720, or 65.4% (from $1,009,451 to $1,669,171) for the Quarter. Advertising expenses have increased by $1,318,798, or 353.6% (from $373,008 to $1,691,806) for the Period and $296,045, or 213.7% (from $138,540 to $434,585) for the Quarter primarily as a result of consumer awareness advertising as well as increased trade advertising. Conventions increased by $319,503, or 172.4% (from $185,373 to $504,876) for the Period and $135,420, or 373.7% (from $36,236 to $171,656) for the Quarter primarily due to timing of certain trade shows. Salaries and benefits increased by $188,376, or 17.5% (from $1,078,962 to $1,267,338) for the Period and
$34,514, or 9.4% (from $367,833 to $402,347) for the Quarter as a result of increased staffing associated with increased sales and marketing efforts. National programs increased by $120,117, or 170.5% (from $70,436 to $190,553) for the Period but decreased $7,870 or 27.4% (from $28,749 to $20,879) for the Quarter primarily as a result of promoting the Network's Lifestage Marketing program, assisting system operators in the development of effective marketing techniques specifically targeted to Post-49 consumers. Management anticipates sales and marketing expenses will continue to increase in the future as the Network continues to brand itself.

Finance, general and administrative costs decreased by $536,414, or 20.5% (from $2,612,704 to $2,076,290) for the Period and $422,489, or 45.8% (from $922,878 to $500,389) for the Quarter. This decrease was primarily attributed to bad debt expense which decreased by $442,567, or

98.3% (from $450,000 to $7,433) for the Period and $354,415, or 236.3% (from
$150,000 to $(204,415)) for the Quarter as a result of collections of previously reserved accounts and additional credit and collections efforts reducing exposure to bad debt risks. Salaries and benefits decreased by $191,082, or 19.4% (from $982,786 to $791,704) for the Period and $50,545, or 14.6% (from
$345,354 to $294,809) for the Quarter as a result of vacancies and staff reorganizations. Professional fees decreased by $121,772, or 22.4% (from $542,488 to $420,716) for the Period and $100,256, or 46.9% (from $213,620 to
$113,364) for the Quarter as a result of reduced legal fees.

As a result of decreased revenues ($1,781,082 decrease); increased sales and marketing costs ($2,132,105 increase); increased programming, production and transmission costs ($56,186 increase); offset by decreased programming amortization costs ($40,924 decrease); decreased finance general and administrative expenses ($536,414 decrease); the Company's loss from operations increased $3,392,035, or 43.2% (from $7,848,120 to $11,240,155) for the Period.
As a result of decreased revenues ($536,557 decrease); increased sales and marketing costs ($659,720 increase); offset by decreased programming, production and transmission costs ($375,324 decrease); decreased programming amortization costs ($138,770 decrease); decreased finance general and administrative expenses ($422,489 decrease); the Company's loss from operations increased $259,694, or 9.5% (from $2,745,491 to $3,005,185) for the Quarter.

Other expense increased $1,226,312, or 225.9% (from $542,842 to $1,769,154) for the Period and $427,200, or 165.4% (from $258,235 to $685,435) for the Quarter, primarily as a result of interest on additional loans.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $1,421,011 at December 31, 1996 to $986,125 at September 30, 1997, principally due to cash outlays to cover increased operating expenses and repayments of certain debts offset by $14,000,000 in financing during the Period. Working capital increased from a deficit of ($608,569) at December 31, 1996 to $763,776 at September 30, 1997 principally as a result of greater reductions in cablecast debt than in current cablecast rights due to producing long lived original programming in house compared to long-term licensing arrangements. Cablecast rights have increased by $22,685 (0.2%) since year-end as a result of amortization of the Network's investment in its prime-time line up, offset by $3,731,850 in programming production and acquisitions. Total liabilities increased primarily due to $14,000,000 in financing reduced by payments on liabilities related to programming.

Cash flows from operating activities decreased by $3,973,382, or 191.6% during the Period compared to the same Period in 1996 principally as a result of the increased loss from operations of $4,618,347. The increased loss was due primarily to decreases in revenues combined with increased costs. Accounts receivable decreased $195,715, compared to a reduction of $757,833 during the same period in 1996 due to 1996 write-offs of certain receivables. Accounts payable increased $192,401 compared to a decrease of $348,233 during the same period in 1996 as a result of increased operating expenses. Interest and other payables to related parties increased by $1,297,987 compared to $607,174 during the same period in 1996 primarily as a result of interest accruing on additional notes payable.

Cash used in investing activities increased by $2,147,073, or 340.7% (from $(630,131) to $(2,777,204)) for the Period principally due to an increase of $2,009,176, or 415.8% for purchases of programming and cablecast rights as well as $137,897 in increased property and other asset acquisitions of $137,897, or 93.8% (from $146,957 to $284,854).

Cash flows from financing activities increased $6,328,024, or 307% (from $2,061,335 to $8,389,359) during the Period compared to the same Period in 1996 due principally to financing increases of $7,500,000, or 115.4% (from $6,500,000 to $14,000,000) offset by increased repayment of long-term obligations of $1,171,976, or 26.4% (from $4,438,665 to $5,610,641).

The Company has received a total of $34,000,000 in financing from December 1994 through September 30, 1997, from the Majority Shareholders at 8.5%. The Majority Shareholders have committed to provide up to an additional $6,500,000 in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to satisfy its operating needs for 1997. In connection with the additional borrowings and the Majority Shareholders' agreement to extend the due dates on the financing to February 1, 1998, the Company has entered into security agreements covering substantially all the Company's assets in favor of the Majority Shareholders.

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

The Company's Board of Directors has directed its Executive Committee to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee has actively studied this alternative and has had preliminary discussions with a number of potential strategic partners. These discussions were preliminary and no definitive proposals or targeted entities have been identified. The Executive Committee will continue to consider potential strategic alliance candidates.

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

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August 20, 1997 the Network commenced encrypted scrambling of its programming signal. Such scrambling requires an affiliate to utilize an authorized descrambler to receive the Network's programming and provides security against unlawful pirating of the Network's programming. As a scrambled service, the Network is now licensing its programming for sale to C-Band consumers through various national programming packagers.

The Network has entered into a contract with National Digital Television Center which operates Headend In The Sky ("HITS"), for transmission of a digitally compressed version of the Network's service. HITS is the service program developed by TCI to expand channel capacity for its cable systems and compete with DBS services. HITS also will be marketed by TCI to allow non TCI affiliates to expand their channel capacity. By entering into this contract, the Network is positioned to compete for digital channel capacity, which the industry estimates has the greatest potential for channel capacity expansion.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  November 14, 1997


                                        THE NOSTALGIA NETWORK, INC.



                                    By: /s/ SQuire D. Rushnell
                                        -------------------------------
                                    SQuire D. Rushnell, President and
                                    Chief Executive Officer



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