Form 10-K405
period 1997-12-31
NOSTALGIA NETWORK INC
filed 1998-04-15
CIK 747178

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13102

                           THE NOSTALGIA NETWORK, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                          84-0923659
      (State or Other Jurisdiction                             (I.R.S. Employer
           of Incorporation)                                 Identification No.)

     650 Massachusetts Avenue, N.W.                                 20001
            Washington, D.C.                                      (Zip Code)
(Address of Principal Executive Office)

       Registrant's Telephone Number, Including Area Code: (202) 289-6633

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Each Class                                         On Which Registered
-------------------                                        ---------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 10, 1998 was approximately $294,000 based upon the average bid and asked price for the Company's Common Stock on such date. The Company had 20,274,371 shares of Common Stock and 3,250 shares of Preferred Stock outstanding on March 10, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.


================================================================================

                                     PART I

ITEM 1. BUSINESS

     The Nostalgia Network, Inc. (the "Company" or "Nostalgia") operates a television programming service (the "Service" or "Network") which offers a variety of entertainment, information and lifestyle programming to a target audience of active adult Americans who are 49 years of age or older ("Post-49"). The Company was originally incorporated in Colorado in 1983. In 1987 the Company changed its name from Boston Investments, Inc. and reincorporated in Delaware through a merger into its wholly-owned subsidiary, which was dissolved in 1995.

1997 Developments

     During 1997 the Company focused on rebuilding and rebranding its programming. In an effort to differentiate itself from its many competitors, and in response to comments from cable system operators, the Network embarked on an aggressive plan to increase original programming from two to eight hours a day. That plan was launched in January 1997 with the premiere of More Money with the Dolans, starring Ken and Daria Dolan, who present a daily one hour program on money issues patterned after their daily radio show aired nationally on 155 stations. Additional new original programs were launched throughout the year. The goal was reached in the fourth quarter of 1997 with the launch of the Network's new fall lineup. The following are just a few of the original programs premiering on Nostalgia during 1997. Nostalgia Ballroom DanceSport Competitions, showcasing one of America's fastest growing sports, competition dancing, provides exciting coverage from a wide variety of national dance competitions. Cafe DuArt, featuring impressionist/comedian Louise DuArt as owner/hostess of a New York cabaret club, provides comedic entertainment interspersed with a variety of cabaret acts. The Real Me Autobiographies provides a unique insight into the lives and significant influences of its guest hosts as they tell their own stories in their own words.

     The Network's prime time ratings for Monday through Friday 8pm to 11pm, as measured by Nielsen Audience Composition Reports, grew from a .5 in fourth quarter 1996 to a .8 in fourth quarter 1997, an increase of 60%. Such Prime Time ratings rank the Network's viewership favorably in comparison to some of its competitors who are targeting a subset of the Network's target demographics. During the same period SciFi, The History Channel and TV Land rated a .6; and Home & Garden Television rated a .4. Of those networks, The History Channel experienced a 20% increase over the prior period; SciFi and Home & Garden Television's ratings were flat compared to the prior period. TV Land was not rated during the prior period.

     As part of its branding efforts, the Network adopted the name Nostalgia Good*tv. Management believes the name Nostalgia did not adequately portray the contemporary aspects of its new programming; rather, it implied old programming. Good*tv was deemed by management to be more descriptive of the Network's emphasis on value oriented programming, free of sex and violence, and safe for grandparents to watch with their grandchildren. Additionally, the Network retained a new advertising agency and commenced a new advertising campaign targeting both trade and consumers and designed to showcase its new original programming.

     In August 1997, the Network encrypted ("scrambled") its signal, requiring both commercial and consumer customers to have an approved authorization code to descramble the signal. Scrambling the signal provides security over unauthorized use of the Network's programming as well as allowing the Network to deauthorize customers for lack of payment or other reasons. Prior to scrambling, consumers with an appropriate C-band satellite dish were able to view the Network's programming free of charge. In anticipation of scrambling, the Network entered into contracts with the major consumer programming packagers to include the Network in their consumer packages sold to C-band satellite dish owners. These contracts generated an additional 1,000,000 subscribers for the Network in 1997.

     Also in August 1997, the Company entered into a Service Transmission Agreement with National Digital Television Center for digital distribution of the Network's signal through their Headend In The Sky ("HITS") program. HITS is the digitally compressed distribution system developed and operated by Telecommunications Concepts, Inc. ("TCI"), the largest multiple system operator ("MSO") in the United States. Inclusion in HITS makes the Network available in a digital format for both TCI systems as well as non-TCI systems which contract for digital distribution through HITS. The Company's agreement with HITS has a 20 year term and calls for the Company to make monthly payments of $12,000 starting in September 1997, escalating to $35,000 per month in June 1999 through August, 2004. It was anticipated that the Network's initial distribution through HITS would not be sufficient to cover its initial costs; however, management firmly believes that future distribution is reliant upon digital delivery capability. Clearly access to households serviced by TCI would be dependent upon inclusion in HITS. Management believes that the Network must be included in the HITS system to facilitate future growth.

     The marketplace for cable system channel capacity remains extremely competitive. In many instances where smaller cable systems are expanding capacity, much of the new capacity is reserved for either digitally compressed tiers or pay-per-view and other revenue generating uses. Digital compression, which allows cable systems to expand channel capacity by up to twelve times compared to analog channels, commenced commercial distribution in 1997, well behind its predicted introduction date. Although available to consumers, the digital set-top boxes required to receive the new digital tiers have not been manufactured in sufficient quantities, nor distributed widely enough, to significantly impact distribution trends. As such, channel capacity has not significantly increased to accommodate previously existing or newly launched networks. Based upon current technology, digital compression is expected to provide the basis for future channel capacity expansion and, once digital set-top boxes gain greater distribution, digital tiers will likely have a significant impact on overall distribution tends.

     In addition to tight channel capacity, the cable television industry remains dominated by major programming groups which continue to launch new networks in anticipation of future digital expansion capacity. These programming groups enjoy a competitive advantage of being able to leverage the distribution of their new networks off of the strength and consumer demand of their primary networks or their affiliation with MSOs. In addition, most other programmers are offering substantial financial incentives to launch their new networks. This leverage has resulted in these groups experiencing significant increases in distribution over the past few years.

     Direct broadcast satellite ("DBS") services, which do not have established customer bases, appear more receptive to consumer demand. Channel capacity for DBS, although greater than cable, has not expanded to the level anticipated. Additionally, DBS currently is incapable of providing local channel signals. Accordingly, although DBS is growing, it has not reached market penetration levels previously anticipated. The Company is actively pursuing carriage opportunities with all DBS system operators.

     These dramatic changes to the cable marketplace have adversely impacted the Company since it is unable to match the per subscriber fees offered by many other networks and it does not enjoy the leverage offered by strategic alliances with large programming groups or MSO affiliations. As a result the Company's subscriber base has declined from 7,694,000 at December 31, 1996 to 7,060,000 at December 31, 1997. Until such time as channel capacity increases significantly, or the Company has the resources to compete effectively in a pay-to-play environment, it will remain vulnerable to additional subscriber declines.

     Management believes that the Company's niche, Post-49 adults, is a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As the technological front continues to change almost daily, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. The Company is actively pursuing development of new original programming which will be unique to the Network and specifically targeted to Post-49 adults. Management believes investment in the Company's product and in consumer awareness advertising will provide a greater long-term benefit than diverting funds for short-term launch opportunities.

     In undertaking the above actions to preserve its most important asset, the Company expected that revenues would not rise quickly enough to cover the cost of improved programming, and that substantial losses would be incurred until the Network's ratings and subscriber base rose substantially. Thus the Company's financial losses in 1997 were expected. The Company's strategy is to continue to invest in programming, marketing and product branding in an attempt to increase ratings and subscribers to a point where revenues will exceed expenditures, but there can be no assurance that such a point will be achieved. See Part I, Item 1, Section 6, Competition. Neither can there be any assurance that the Company will be able to obtain financing for such an investment.

     Financing for needed improvements in the Service has been obtained from the Company's majority stockholder, Concept Communications, Inc. ("Concept"), and Concept's parent company, Crown Communications, Inc. ("Crown") (together the "Majority Stockholders"). Crown loaned $19,500,000 to the Company during 1997. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. From January 1, 1998 through April 13, 1998 the Company has received an additional $8,000,000 in debt financing from Crown at 8.5%. Crown has stated its ability and intent to provide up to an additional $11,500,000 to the Company through the remainder of 1998 on similar terms.

     Beginning in 1996, the Company's Board of Directors directed its Executive Committee and management to study the question of whether the Company should enter into, and the potential opportunities for, a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee and management have been actively engaged in this study. Although numerous meetings with potential strategic partners have been held, none of these have resulted in significant discussions. The Executive Committee and management continue to study this alternative.

Description of Business

     The Company operates a television programming service which offers a variety of lifestyle and entertainment programming to a target audience of active Post-49 adult Americans. The Network's programming is telecast over a network of cable television, wireless cable, satellite and video-dial-tone systems (each an "Affiliate"). The Company uplinks its programming from its facilities in Alexandria, Virginia to a satellite which then transmits the programming to the Affiliates. The Company derives revenue primarily from the sale of advertising time and from fees paid by Affiliates for its programming. According to Kagan's Economics of Basic Cable Networks, 1997 Edition, there are over 75 million basic cable subscribers in the United States and the industry reaches approximately 77 percent of all television households. Kagan projects that 85 percent of all TV households will have at least basic cable by the year 2000,.

1.   Affiliated Cable Systems and Subscribers

     The Company's programming is distributed by approximately 770 Affiliates. The Company derives fees from arrangements with Affiliates, typically based upon the number of monthly subscribers in each Affiliate's system. The length of an Affiliate contract varies, but generally ranges from three to five years. Certain of the Company's Affiliate contracts have expired and carriage is currently provided on a month-to-month basis. Many of these Affiliates have declined to enter into new contracts until their plans for channel expansion are completed. In 1997 the Company derived revenues of $2,579,000 from Affiliate fees. Two MSO's accounted for 20% and 12% of affiliate revenue in 1997.

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

2.   Advertising

     The Company also derives revenues from the sale of advertising time. Nostalgia's programs average approximately 12 minutes of advertising time per hour. Generally, under the terms of the Company's arrangements with its Affiliates, two minutes of each hour's advertising time are reserved for the Affiliate's local use. The Company derives revenue from the sale of the remaining ten minutes of advertising time. In addition, the Company derives advertising revenue from the sale of time for program length advertisements ("infomercials") and from programming sponsorship and home shopping revenue sharing arrangements. In 1997, the Company derived revenues of $4,475,000 from advertising.

3.   Demographics and Ratings

     According to Nielsen's Homevideo Index's ("NHI") Fourth Quarter 1997 Audience Composition Report, the Company was first in Viewers Per Viewing Household for both Post-54 Adults and Post-54 Women during Total Day (Monday - Friday 10A - 3A and Saturday/ Sunday 11A - 3A). The Company's ratings during that time period, as measured by NHI, reflect the Company's growing share of household viewers. The following is a summary of ratings for the last five years:

                  YEAR            AVERAGE                     HIGH
                  1993              0.1                       0.2
                  1994              0.2                       0.4
                  1995              0.3                       0.5
                  1996              0.5                       0.6
                  1997              0.7                       0.8

4.   Programming

     During 1997, Nostalgia Television continued to improve its programming through creation of original programming. Following is a description of original programs airing on Nostalgia:

Nostalgia Ballroom DanceSport Competitions

Competition dancing has become one of the fastest growing trends in the United States. Through its exclusive agreement with DanceSport America, the Network covers major dance competitions, including the national championships in Miami. This exciting program showcases not only the top champions in each class, but also provides insight into the techniques and fine points of competition.

Cafe DuArt

Renowned impressionist/comedian Louise DuArt serves as the owner/hostess of a New York cabaret club where a wide variety of famous guests interact with the club's staff in comedic settings. Musical variety acts are intertwined in the comedic setting to provide a well balanced source of entertainment.

The Real Me Autobiographies

Set in a casual atmosphere, The Real Me Autobiographies provides a unique insight into the lives and significant influences of its guest hosts as they tell their own stories in their own words.

The Bull & The Bear

The "Siskel and Ebert" of Wall Street, hosts Llewellyn King and Linda Gasperillo answer viewer calls to provide unique insight into stocks and investment opportunities.

More Money with the Dolans

Ken and Daria Dolan, "the first family of finance," present a daily one hour program on money issues which, starting in 1998, is a televised version of their daily radio show heard nationally on 155 stations. On More Money with the Dolans, Nostalgia Television viewers can call in questions to Ken and Daria about retirement plans, investment and tax strategies, saving money for college or how to get a good buy on a new car.

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

Dennis Wholey

Nostalgia commissioned the production of two programs produced by noted television interviewer, Dennis Wholey. Dennis Wholey: America! is a four day a week, half hour, one-on-one interview in which Dennis reflects contemporary culture through interviews with authors.

This is America with Dennis Wholey is a weekly, hour long roundtable discussion of a timely topic. Six interesting and influential guests from the fields of entertainment, politics and industry contribute their thoughts on the topic of the week.

Both programs concurrently air on a number of PBS stations and Dennis Wholey:
America! airs simultaneously on PBS stations with a 10 second ID recognizing Nostalgia Television's sponsorship.

Flea Market Movie

The Network has added short segments to every commercial break in its movies where its collectibles aficionado, Christopher Kent, dispenses his wit and wisdom about all sorts of collectable items. In these short interstitials viewers can learn about the value of various collectibles. Additionally, viewers can call to discuss or send in pictures of items for Christopher to appraise.

Nostalgia Moments

To continue to brand the Network without having to focus on issues of age, Nostalgia Television has created "Nostalgia Moments." In these short interstitials, real people, who exemplify the Network's demographic, talk about their lives. They tell why this is the best time of their lives, what advice they have given their children, who was the most influential person in their lives and what America means to them. These 15 second to 30 second pieces allow the viewer to identify with the person on television as a "real" person like them, with similar experiences, concerns, and values, thereby allowing the viewers to identify with Nostalgia as a network for people like them.

Acquired Programming

One of the best loved television series, The Rockford Files, starring James Garner, premiered on Nostalgia in September 1996. The series consists of 125 hours licensed in a cable exclusive deal from Universal Television until August 1999. Other off-network series airing on Nostalgia are The Love Boat and The Streets of San Francisco, both of which enjoy strong viewership following.

Dual Language Programming

In an effort to provide service to a broader community of viewers, Nostalgia commenced airing dual language programming during 1997. Found on the SAP channel, where available, Nostalgia provides Spanish language versions of The Rockford Files and The Streets of San Francisco.

Programming for the Visually Impaired

Continuing its long standing effort to provide programming for the visually impaired, Nostalgia has added narrative tracks to many of its movies as well as to many of its episodes of The Streets of San Francisco. Found on the SAP channel, where available, the Network provides descriptive narratives of the on-screen action to allow visually impaired viewers to better understand and account for noises and actions they can not visualize.

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

     A number of basic networks (such as the Discovery Networks, American Movie Classics and CNN), pay television networks (such as The Disney Channel) and superstations (such as WOR and WGN) provide programming directed towards various sub-groups which are included in the Company's target audience. Most of the companies providing programming services are comprised of a group of programming services or are affiliated with cable system operators or motion picture studios, and thus may enjoy advantages that independent services, such as the Company, do not enjoy. Many of Nostalgia's competitors have substantially greater financial and other resources than Nostalgia enjoys.

     Technological advances over the next five years--such as digital compression technology, which will allow cable systems to expand channel capacity, and the development of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable,--are expected to increase the number of available channels. Management believes that the increase in the number of channels will reduce competition for access to channel space; however, it will also increase the competition for viewers, although cable is garnering an increasing share of overall viewers, ratings and ad sales revenue over traditional broadcast networks. There can be no assurance as to when technological advances will be commercially implemented to increase significantly overall channel capacity.

7.   Satellite Distribution

     The Company transmits its programming from its facilities in Alexandria, Virginia by means of an earth station transmitting antenna (called an "uplink") provided to the Company by Atlantic Video, Inc. ("AVI"). Throughout 1997, 1996 and 1995 Christopher A. Cates and Dong Moon Joo were officers or directors of AVI and directors of the Company. The AVI uplink facility transmits the Network's programming to an orbiting communications satellite on which the Company has a transponder, which relays the programming to the Company's Affiliates. Under a three year agreement that was renewed in August, 1997, AVI provides to the Company certain exclusive television production, post-production and master control/uplink services and leases to the Company on a monthly basis 3,000 square feet of office space in AVI's Alexandria, Virginia production facilities. This agreement provides for minimum monthly payments to AVI of $78,000, plus payment for office space rental, videotape stock purchases and additional production/ post-production services beyond a certain level. If the Company does not actually purchase $78,000 of services in a month, the differences up to a maximum of $75,000 for all months elapsed, subject to certain limitations, can be used as credit for fees in future months.

     In the third quarter of 1997 the Company scrambled its signal, requiring customers to request an authorization code to descramble the signal. In anticipation of this action, the Company entered into contracts with various program packagers ("Packagers") to include the Network in their consumer packages sold to c-band satellite dish owners. Currently the Company has contracts with 11 Packagers representing almost 1,000,000 subscribers. Management believes that inclusion in these packages will put additional competitive pressure on DBS operators to include the Network in their program packages which, in turn, may add pressure to cable system operators, although there can be no assurance that the Company will be added to DBS program packages.

     Also in August 1997, the Company entered into a Service Transmission Agreement with National Digital Television Center for digital distribution of the Network's signal through the HITS program operated by TCI, the largest MSO in the United States. Inclusion in HITS makes the Network available in a digital format for both TCI systems as well as non-TCI systems who contract for digital distribution through HITS. The Company's agreement with HITS covers a 20 year term and calls for the Company to make monthly payments of $12,000 starting in September 1997, escalating to $35,000 per month in June 1999 through August 2004. It was anticipated that the Network's initial distribution through HITS would not be sufficient to cover its initial costs; however, management firmly believes that future distribution is reliant upon digital delivery capability. Clearly access to households serviced by TCI would be dependent upon inclusion in HITS. Management believes that the Network must be included in the HITS system to facilitate future growth.

8.   Government Regulation

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was signed into law. Among other things, the 1996 Act repeals statutory provisions and regulations of the Federal Communications Commission ("FCC") that prohibited telephone companies from operating cable television or other multichannel distribution systems in areas in which those companies offer telephone service and restricted the ability of such telephone companies to produce, acquire an interest in, or distribute programming in which they have an interest. The 1996 Act limits the ability of telephone companies to purchase existing cable systems, but otherwise imposes minimal constraints upon their entry into multi-channel video distribution and program production. The FCC is required to adopt regulations, similar to those imposed upon traditional cable systems by the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Act"), designed to prevent telephone companies from favoring program services in which they have an interest and from unreasonably denying access to unaffiliated programmers.

     The 1996 Act also significantly relaxes multiple ownership and other restrictions imposed by FCC rules on traditional over-the-air broadcast stations and television networks, such as CBS, NBC, ABC, and FOX. The legislation requires the FCC to adopt rules which allow the traditional networks to operate more than one television network, except that none of the four largest networks are permitted to merge with any of the other four or with either of the two "emerging networks" (Time Warner's WB Network and the United Paramount Network). Under the statute, companies that own and operate television broadcast stations also will be permitted to own and operate cable television systems, subject to certain safeguards designed to prevent discrimination against unaffiliated program service providers.

     The 1996 Act also modifies, to a limited extent, the system of rate regulation imposed upon traditional cable operators pursuant to the 1992 Act. Under the 1996 Act, rate regulation by the FCC of the upper tiers of service will expire on March 30, 1999; cable operators typically carry the Network on an upper tier. Basic service, which cable operators are required to offer to all subscribers, remains subject to rate regulation in communities in which the cable system is not subject to "effective competition." The institution of an alternative multi-channel video distribution system by a telephone company serving substantially the same area as the cable system is deemed to constitute "effective competition" under the 1996 Act.

     The 1996 Act does not alter the "must-carry" and "retransmission consent" requirements of the 1992 Act. These provisions, coupled with rate regulation, have forced cable systems to increase the number of channels carrying broadcast or broadcaster-affiliated channels, causing a corresponding decrease in the number of channels available to satellite distributed networks such as Nostalgia. In the past, the Company has lost carriage on cable systems because the system needed to reassign the channel used by the Company either to comply with the 1992 Act's must-carry provisions or to fulfill a contractual obligation to a broadcaster arising out of the "retransmission consent" requirements of the 1992 Act. In 1995, the FCC adopted regulations designed to provide cable operators with incentives to increase channel capacity and to carry fledgling services like Nostalgia. Although initially challenged in court, the regulations have now been affirmed.

     The Company is unable to predict what effect, if any, these legislative and regulatory changes will have on its operations or finances. In general, the Company believes that the relaxation of rate regulation and the introduction of competition in the multi-channel distribution business will improve the Company's ability to obtain carriage of the Network in markets in which the service is not now available and will have a favorable effect on affiliate subscriber fees earned by the Company. However, the entry of telephone companies into the program production business and the relaxation of existing constraints on broadcast stations and traditional broadcast networks are expected to increase the competition the Company already faces for advertising revenues and audiences.

9.   Employees

     On December 31, 1997, the Company had a total of 41 full-time, non-union employees. The Company has experienced no work stoppage, is not a party to any collective bargaining agreements, and believes that it enjoys good relations with its current employees.

ITEM 2. PROPERTIES

     The Company's executive offices are located at 650 Massachusetts Avenue, N.W., Washington, D.C., where the Company leases approximately 5,100 square feet of office space and 900 square feet of storage space from Washington Television Center, L.P., a subsidiary of U. S. Property Development Corporation, of which Mr. Dong Moon Joo, a director of the Company, is an officer and director. The lease provides for a base monthly rent of $13,944 and expires in November 1999.

     The Company's traffic and finance facility, consisting of approximately 3,000 square feet in Alexandria, Virginia, is leased from AVI on a month-to-month basis at a monthly rate of $3,896. Throughout 1997, Messrs. Cates and Joo were officers or directors of AVI and directors of the Company. The monthly rent for that space is currently $3,896.

     The Company's eastern sales office is located at 220 Commerce Drive, Ft. Washington, Pennsylvania, where the Company occupies approximately 1,580 square feet at a monthly rate of $2,134 under a lease that expires August 31, 1998. The Company's western sales office is located at 7951 East Maplewood Avenue, Suite 310, Englewood, Colorado, where the Company occupies approximately 1,980 square feet at a monthly rate of $2,413 under a lease that runs through July 14, 1999. It is anticipated that leases expiring in 1998 will be replaced in the ordinary course of business.

ITEM 3. LEGAL PROCEEDINGS

     Roger M. Rosenberg, et al., Delaware Chancery Court, Civil Action No. 11134. On September 29, 1989, this action was filed by stockholders of the Company against four former directors of the Company. The Company is named as a nominal defendant for purposes of the derivative claims asserted, but as to those claims Nostalgia has no liability as a matter of Delaware law. The Company is required to indemnify the directors and to pay the cost of their defense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages and positions with the Company are set forth below:

            Name               Age                        Position
            ----               ---                        --------
     Squire D. Rushnell         59       President, Chief Executive Officer
     Martin A. Gallogly         40       Vice President, Treasurer and Chief
                                         Financial Officer
     Willard R. Nichols         51       General Counsel and Secretary

     The terms of Mr. Rushnell's employment are covered by an agreement which extends through May 12, 1999. See Notes to the Financial Statements. The remaining executive officers serve at the pleasure of Mr. Rushnell and the Board of Directors.

     SQUIRE D. RUSHNELL has served as President and Chief Executive Officer since June of 1996 and a director since June of 1997. From 1994 to 1996 Mr. Rushnell was President and Co-Founder of Our Time Television, Inc. a former cable channel targeted to emerging baby boomers. Prior to 1994 Mr. Rushnell was President of Rushnell Communications and Publishing, Inc., which produced programming for broadcast networks and syndication. Mr. Rushnell previously served for 20 years as a top program executive with the ABC Television Network where he oversaw the rise of Good Morning America to dominant ratings and profits, and became the legendary leader of the network's children's and family programming.

     MARTIN A. GALLOGLY has served as Vice President, Treasurer and Chief Financial Officer of the Company since June of 1994. Prior to joining the Company, Mr. Gallogly had served as Chief Financial Officer of AVI from August 1992, through June 1994, as Treasurer of Concept from April 1993, through June 1994, and as Chief Financial Officer of Potomac Television/Communications, Inc. (a subsidiary of Concept) from August 1992 through June 1994. Mr. Gallogly served in various positions with the Washington, D.C. office of BDO Seidman, LLP from 1984 through July 1992, most recently as Senior Manager - Audit Division. Mr. Gallogly is a Certified Public Accountant.

     WILLARD R. NICHOLS has served as General Counsel and Secretary of the Company since May of 1997. Prior to joining the Company he was in private practice in the Washington D.C. metropolitan area providing consulting services to a variety of communications and communications-related clients. In 1995 he served as Executive Vice President and Managing Director of UTAM, Inc., a non profit consortium of manufacturers of unlicensed personal communications services equipment. From 1984 to 1992 he served as Vice President and General Counsel of COMSAT Corporation and earlier served in a number of senior level positions at the FCC including Chief of Staff to the Chairman, and Chief, Cable Television Bureau.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During 1997 and 1996 the Company's Common Stock, Common Stock Purchase Warrants ("the Warrants") and Units (consisting of one share of Common Stock and one Warrant) ("the Units") are quoted on the NASDAQ OTC Bulletin Board. The Warrants are exercisable at $4.80 per share and expire 45 days after the effective date of the Company's registration statement, as yet not filed, for the stock underlying such Warrants. The following table sets forth, for each quarterly period during 1997 and 1996, the high ask and low bid quotations for the Company's publicly-traded securities as reported on the NASDAQ Bulletin Board. Neither the Units nor the Warrants traded on the NASDAQ Bulletin Board in 1996 or 1997. These quotations are representative of prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                      Common Stock                           Units                            Warrants
                                      ------------                           -----                            --------
                               High Ask          Low Bid          High Ask          Low Bid          High Ask          Low Bid
                               --------          -------          --------          -------          --------          -------
           1997
           ----
First Quarter                   $0.16             $0.07              N/A              N/A               N/A              N/A
Second Quarter                   0.10              0.07              N/A              N/A               N/A              N/A
Third Quarter                    0.10              0.07              N/A              N/A               N/A              N/A
Fourth Quarter                   0.10              0.05              N/A              N/A               N/A              N/A

           1996
           ----
First Quarter                    0.41              0.22              N/A              N/A               N/A              N/A
Second Quarter                   0.81              0.25              N/A              N/A               N/A              N/A
Third Quarter                    0.41              0.19              N/A              N/A               N/A              N/A
Fourth Quarter                   0.31              0.08              N/A              N/A               N/A              N/A

1.   Number of Common Stockholders

     As of March 1, 1998, there were approximately 312 holders of record of the Company's Common Stock.

2.   Dividend Policy

     The Company has paid no dividend since its inception and does not anticipate paying any dividend on its Common or Preferred Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected financial data for the Company for each of the last five fiscal years.

                                                 1997            1996             1995            1994            1993
                                                 ----            ----             ----            ----            ----
Subscribers                                     7,060,000        7,694,000       8,905,000       8,927,000      11,000,000

Balance Sheet Data
Total Assets                                  $16,997,972      $17,486,702     $23,955,541     $11,154,537      $7,089,734
Long-Term Obligations                          45,989,547       28,202,711      22,881,635       3,096,540         696,896
Stockholders' Equity (Deficit)               (38,352,747)     (19,464,221)     (7,522,733)       1,953,634       3,810,917

Income Statement Data
Affiliate Sales Revenue                         2,579,376        3,850,745       4,205,324       5,014,547       5,587,856
Advertising Sales Revenue                       4,474,597        5,652,938       5,812,663       7,206,501       6,261,869
Other Revenue                                     124,960                -       1,248,898         231,052       1,081,794

Total Operating Revenues                        7,178,933        9,503,683      11,266,885      12,452,100      12,931,519

Operating Expenses                             23,467,791       20,394,940      20,260,931      16,425,169      15,408,574
Loss From Operations                         (16,288,858)     (10,891,257)     (8,994,046)     (3,973,069)     (2,477,055)
Net Loss                                     (18,888,526)     (11,941,488)     (9,476,367)     (4,231,177)     (3,297,725)
Net Loss Per Common Share - Basic                  (0.93)           (0.59)          (0.47)          (0.22)          (0.23)
Net Loss Per Common Share - Diluted                (0.93)           (0.59)          (0.47)          (0.22)          (0.23)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain forward-looking statements which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, regulatory environment and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-K which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intent," "could," "estimate" or "continue," or the negative or other variations thereof or comparable terminology are intended to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are beyond the control of the Company. The following are factors to keep in mind.

Competition: The Company must compete with other programmers for access to limited channel space and for viewers. Over the past few years, competition among television networks has increased dramatically. Currently such basic networks as USA Network, American Movie Classics and Turner Network Television provide programming directed at sub-groups included in the Company's targeted audience. Moreover, other services targeting the Post-49 market have sought to enter the market. Many competing services have an advantage over the Company because they are owned by or affiliated with companies that operate cable systems or own programming, and in general have greater financial and technical resources than the Company. If any of these competitors were to be successful in reaching the Company's target audience, the Company would be adversely affected.

Distribution and Channel Capacity: Few individual cable systems have channels available to launch new services. To achieve significant growth the Company will need to gain distribution not only with existing system operators as they expand their systems with rebuilds or expand their system's territories through overbuilds, but also with emerging cable competitors such as DBS services and telephone company wired and wireless services. There can be no assurance that such additional capacity will be built or that the Company will gain additional distribution.

Advertising Revenues: The Company's advertising revenues will increase substantially only if it is able to improve its audience size above current levels. Most mature cable networks have found it very difficult to achieve significant audience growth. This growth will depend, among other things, on the Company's ability to produce or acquire attractive programming, create consumer awareness demand, and achieve adequate distribution. There can be no assurance that the Company's audience size will grow or that its advertising revenues will increase.

Access to Programming: The Company's success will depend in part on its ability to produce or acquire attractive programming. As competition increases, the cost of acquiring existing programming also increases. Producing new programming typically is more expensive than acquiring existing programming, and new programming may not attract audiences. There can be no assurance that the Company will be able to produce or acquire existing programming or that any programs so produced or acquired will be successful.

Financing: The Company believes that it will need significant outside financing for the foreseeable future. There can be no assurance that it will be able to obtain such financing.

Regulation: The Company's major customers, cable system operators, are subject to federal, state and local regulations. Changes in such regulations could have a material adverse effect on the Company's business.

Control by Principal Stockholder: Currently at least 70% of the votes entitled to be cast at the annual meeting of the Company's stockholders are held by Concept. Concept has sufficient votes to elect all members of the Board of Directors and decided all other matters to be voted upon by the Company's stockholders and thus to control indirectly the Company's business policies, strategies and management.

General Comments

     The Company's most important asset is its subscriber base. Substantially all of the Company's revenues are a function of its subscriber base: affiliate revenue is measured directly by the number of the Company's subscribers; and advertising revenue is based on viewership, which is a product of the number of subscribers and the Company's Nielsen ratings. Over the past few years, competition for subscribers among television networks like the Company has increased dramatically. In part this has been the result of technological advances promising greatly expanded channel capacity that has been repeatedly delayed. Technological advances have inspired the creation of many new programming services, but the expanded capacity to carry those services is not yet available.

     Compounding the effects of this technological bottleneck was the 1992 Act, which had the effect of allocating already scarce cable capacity to the owners of broadcast television channels. The 1992 Act instituted the "must carry" provisions which gave broadcasters, whose programming was of little interest to cable subscribers, the right to demand carriage on local cable systems. In many cases cable operators had to discontinue carriage of network services like that provided by the Company in order to carry such broadcast channels. To those broadcasters whose programming was of interest to cable subscribers, the 1992 Act gave the right to demand payment for their programming (the "retransmission consent" provisions). In lieu of cash payments, the cable operators gave channel capacity to non-broadcast programming services affiliated with these broadcasters. In many cases services like that provided by the Company had to be dropped to make room for affiliates of broadcasters.

     In the second half of 1995 the cable industry witnessed the beginning of a new era of competition for channel capacity which then exploded in 1996. It was not uncommon in the past for networks to offer some form of "marketing allowance", either in the form of local advertising and promotional events or a nominal amount of direct cash calculated on a per subscriber basis for the system to use as it deemed appropriate. In the past these amounts often were in the $0.20 to $0.50 range; however, in late 1995 offers of $1.00 per subscriber started emerging. As new programming services set their sights on increasingly tighter channel capacity, the offers became more aggressive and cable system operators became more hungry. Channels which had strong strategic alliances with sister channels (e.g.: Discovery and Animal Planet; Nickelodeon and TV Land; etc.) who already could use that affiliation and the demand for their sister service to push for carriage of the new service were now adding significant per subscriber fees into the mix to effectively buy their way into cable systems. In the most notable move, Rupert Murdoch's FOX NEWS was offering from $11 to $15 per subscriber to gain carriage. Fox's deal with TCI alone bought access to 10,000,000 TCI homes at a price in excess of $110,000,000.

     These dramatic changes to the cable marketplace have adversely impacted the Company through further subscriber losses. The Company's subscriber base has declined from 7,694,000 at December 31, 1996 to 7,060,000 at December 31, 1997. Until such time as channel capacity increases significantly the Company will remain vulnerable to additional subscriber declines.

     Management firmly believes that the Company's niche, Post-49 adults, is a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As the technological front continues to change, management believes the Company's best approach is to further brand the Network and build consumer awareness of its product. It is actively pursuing development of new original programming specifically targeted to Post-49 adults which will be unique to the Network. Repeatedly in consumer market tests the Company's product has been highly rated. Management believes investment in the Company's product and consumer awareness will provide a greater long-term benefit than diverting funds for short-term launch opportunities.

     In undertaking these actions to preserve its most important asset, the Company understood that revenues would not rise quickly enough to cover the cost of the improved programming, and that substantial losses would be incurred until increases in the Company's ratings and subscriber base rose substantially. Thus the Company's financial losses in 1997 were not unexpected. The Company's strategy is to continue to invest in programming in an attempt to increase ratings and subscribers to a point where revenues will exceed expenditures, but there can be no guarantee that such a point will be achieved. See Part I, Item 1, Section 6, Competition. Neither can there be any guarantee that the Company will be able to obtain financing for such an investment.

Year 2000 Issues

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with conversion of one system to new software at a cost not anticipated to exceed $50,000, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, if such conversion is not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Results of Operations

     Fiscal year ended December 31, 1997 compared to fiscal year ended December 31, 1996

     Net loss in 1997 increased $6,948,000, or 58% (from $11,941,000 to
$18,889,000). This increase was due principally to reduced revenues (a reduction of $2,325,000); increased sales and marketing expenses (an increase of $3,610,000); increased interest expense (an increase of $1,549,000); and increased programming, production and transmission expenses (an increase of $65,000); offset by decreases in finance, general and administrative expenses (a decrease of $311,000) and decreased programming amortization expense (a decrease of $292,000).

     Revenues:

     Total revenues in 1997 decreased by $2,325,000, or 24.5% (from $9,504,000 to $7,179,000). This decrease was primarily attributed to decreases in affiliate and advertising revenues.

     Affiliate revenues declined $1,271,000, or 33%, (from $3,851,000 to $2,579,000) reflecting a loss of subscribers as a result of competition for scarce channel capacity. Additionally, increased competition has put downward pressure on the rates which the Company can charge its Affiliates. While subscriber losses are immediately reflected in Affiliate revenue, the same is not true for increases in subscribers as it is common for a new Affiliate to receive a minimum of two years of free service as an incentive for commencing carriage of a programming service. For these reasons, the Company expects future increases in its subscriber base, if any, to result in less than fully proportionate increases in Affiliate revenues. The Company anticipates Affiliate revenues for 1998 will continue to decline as it will reflect a full year of the 1997 subscriber losses and any additional subscriber losses, if any, in 1998.

    Advertising sales decreased $1,178,000, or 20.8% (from $5,653,000 to $4,475,000) primarily as a result of decreased rates associated with the Company's reduced subscriber base. The Company anticipates advertising revenues for 1998 will continue to decline as it will reflect a full year of the 1997 subscriber losses and any additional subscriber losses, if any, in 1998. Revenues from infomercials decreased $845,000, or 22.2% primarily due to a decrease in average rate per half hour as a result of lower subscriber numbers and market pressures. Revenues from short-format commercial advertising (two minutes or less in length) decreased by $333,000, or 18%, due to lower subscriber numbers and market pressures. Other revenues increased $125,000, or 100% (from $0 to $125,000) as a result of collection of amounts previously written off as uncollectible.

Operating Expenses:

     Total operating expenses increased $3,073,000, or 15% (from $20,395,000 to $23,468,000). The increase was due principally to increased sales and marketing expenses (an increase of $3,610,000); and increased programming, production and transmission expenses (an increase of $65,000); offset by decreases in finance, general and administrative expenses (a decrease of $311,000) and decreased programming amortization expense (a decrease of $292,000).

     Programming, production and transmission expenses for 1997 increased $65,000, or 1.2% (from $5,459,000 to $5,524,000). Programming costs, net of
$3,533,000 in capitalized costs, decreased by $146,000, or 6.9% (from $2,123,000 to $1,977,000) primarily as a result of costs associated with new original programs. During 1997 the Network increased its original programming from two hours a day to eight hours a day. Many of the new programs, such as Ballroom DanceSport Competitions and Cafe DuArt, are long lived in nature and, as such, their production costs were capitalized and are being amortized over the life of the program, generally two years. Network branding costs increased $178,000, (from $10,000 to $188,000) as a result of developing a new on-air look in association with the Network's new name. Transmission costs increased by $92,000, or 3.3% (from $2,765,000 to $2,857,000) as a result of costs associated with scrambling the Network's signal. Programming costs are expected to increase in 1998 as a result of the Network's plans to increase production of new original programs. Transmission expenses are expected to increase in 1998 as a result of charges associated with the Network's HITS feed and anticipated improvements in the Network's master control operations. See Part 1, Item 1,
Section 4.

     Programming amortization decreased $292,000, or 4% (from $7,183,000 to $6,891,000). The majority of this decrease results from a different mix of programs and related license fees for prime-time programming.

     Sales and marketing expenses increased by $3,610,000, or 80% (from $4,510,000 to $8,120,000). Advertising expenses increased by $2,317,000, or 454.7% (from $510,000 to $2,827,000) as a result of increased trade advertising, increased consumer advertising and awareness campaigns, as well as combined trade and consumer advertising to the satellite community in anticipation of the planned signal scrambling in third quarter 1997. Conventions and national events increased by $444,000, or 79% (from $565,000 to $1,009,000) as a result of increased presence and activities at cable trade shows and other special events. Employee related costs increased by $364,000, or 18.7% (from $1,943,000 to $2,307,000) primarily as a result of additional advertising sales support staff, filling vacant affiliate sales positions and increased travel and entertainment expenses. Professional fees increased by $171,000, or 81% (from $211,000 to $382,000) as a result of increased public relations efforts and increased consulting in relation to satellite sales and affinity programs. Program guide costs increased by $68,000, or 43.8% (from $155,000 to $223,000) as a result of redesigning the guides. Sales and marketing expenses are expected to increase in 1998 as a result of the Company's plans to increase consumer awareness advertising and other sales and marketing initiatives.

     Finance, general and administrative expenses decreased by $311,000, or 9.6% (from $3,243,000 to $2,932,000). The decrease is primarily attributable to a $341,000 or 75.7% decrease in bad debt expense (from $450,000 to $109,000) as a result of improved credit and collections efforts. Professional fees decreased by $194,000, or 26.8% (from $724,000 to $530,000) principally as a result of reduced legal fees. Personnel costs decreased by $169,000, or 13.1% (from $1,287,000 to $1,118,000) due to additional staff and costs in 1996 associated with transition of the chief executive's office. Rent and lease costs increased by $76,000, or 54.8% (from $139,000 to $214,000) as a result of restructuring departmental charges. Litigation settlement income/expense increased by $165,000, or 110% (from $150,000 income to $15,000 expense) as a result of litigation settlements in each of the two years.

     Interest expense increased by $1,549,000, or 147.5% (from $1,050,000 to $2,600,000) due to interest on notes payable to the Majority Stockholders. Interest expense is expected to increase in 1998 as a result of a full year's interest on 1997 borrowings as well as interest on additional borrowings anticipated in 1998.

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

     Revenues:

     Total revenues in 1996 decreased by $1,763,000, or 15.6% (from $11,267,000 to $9,504,000) . This decrease was primarily attributed to decreases in other revenue related to the Company's shopping service as well as decreases in affiliate and advertising revenues.

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

    Other revenues decreased $1,249,000, or 100% (from $1,249,000 to $0) as a result of the Company canceling its interactive home shopping service provided by Via TV! ("Via") on December 31, 1995. The hours which were devoted to interactive home shopping are now used for infomercials. Via was to pay the Network a commission based on net sales, subject to certain base minimums. During 1995, a contract dispute arose and Via ceased making contractually obligated payments. The Network continued to air Via's programming and accrued its minimum contractual obligations; however, due to uncertainty regarding the collectibility of amounts from Via, during the second half of 1995 management recorded a reserve against revenue on a monthly basis. Via's contract expired and the Network ceased airing its programming on December 31, 1995. During 1996 the Company entered into a stipulated judgment agreement against Via in excess of the amounts recorded as receivable. Subsequent to receiving the judgment, Via filed for bankruptcy protection. Amounts owed by Via have been reduced to their net realizable value at December 31, 1996 based upon a settlement which occurred in early 1997.

Operating Expenses:

     Total operating expenses increased $134,000, or 0.7%, (from $20,261,000 to $20,395,000). The increase was due principally to increased programming amortization (an increase of $857,000); and increased programming, production and transmission (an increase of $776,000), offset by decreased finance, general and administrative expenses (a decrease of $1,351,000) and revenues from litigation settlement (an increase of $150,000).

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

     Finance, general and administrative expenses decreased by $1,501,000, or 32% (from $4,744,000 to $3,243,000). The decrease is primarily attributable to a $1,092,000 or 70.8% decrease in bad debt expense (from $1,543,000 to $450,000)
which was higher in 1995 because of losses relating to Via. Professional fees decreased by $630,000, or 48% (from $1,310,000 to $680,000) principally as a result of reduced legal fees associated with litigation concluded in 1995. Offsetting these decreases are increases in salaries and benefits of $233,000, or 24.5% (from $892,000 to $1,182,000) due to additional staff and costs associated with transition of the chief executives office. Depreciation expense increased by $119,000, or 68% (from $175,000 to $294,000) as a result of increased depreciation on 1995 asset purchases. Litigation settlement income/expense increased to $150,000 income compared to $0 in the prior year as a result of settling prior litigation.

     Interest expense increased by $568,000, or 118% (from $482,000 to $1,050,000) due to interest on bridge loans payable to the Majority Stockholders.

     Liquidity and Capital Resources

     Cash increased by $382,178 (or 27%) from $1,421,011 at December 31, 1996 to $1,803,189 at December 31, 1997. This change is due principally to timing of payments on accounts payable.

     Working capital increased by $794,693 (or 131%) from a deficit of ($608,569) at December 31, 1996 to $186,124 at December 31, 1997, primarily as a result of increases in current portion of programming rights and cash, offset by increases in accounts payable.

     Current assets increased by $1,407,653 (or 17%) from $8,139,643 at December 31, 1996 to $9,547,296 at December 31, 1997. Programming and cablecast rights accounted for $1,014,000 of the increase as a result of capitalization of new original programming offset by amortization of prime-time series. Cash increased by $382,178 (or 27%) due principally to timing of payments on accounts payable.

     Current liabilities increased by $612,960 (or 7%) from $8,748,212 at December 31, 1996 to $9,361,172 at December 31, 1997, primarily as a result of a $786,562 increase in accounts payable - trade due principally to timing of payments on accounts payable .

     Cash used in operating activities increased by $5,685,379 (or 195%) from ($2,915,657) to ($8,601,036) due to an increased loss of $6,947,038, and an increase in gross reductions in accounts receivable of $1,032,094 due to write-offs of bad debt and additional collection efforts. Offsetting these amounts were an increase of $1,133,042 in long-term accrued interest expense; an increase of $1,048,945 in accounts payable due to timing of payments and increased expense volume; and a decrease of $417,000 in provision for losses on accounts receivable as a result of reduced exposure to bad debts.

     Cash used in investing activities increased by $3,286,375 (or 879%) from ($373,819) to ($3,660,194) for the years ended December 31, 1996 and 1997, respectively, due primarily to an increase in acquisition of programming and cablecast rights of $3,151,910.

     Cash provided by financing activities increased by $8,788,660 (or 228%) from $3,854,748 to $12,643,408 for the years ended December 31, 1996 and 1997, respectively, due to an increase in financing by the Majority Stockholders of $9,500,000, offset by increased payments on financing for programming and other debt of $711,340.

       In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures may provide short term improvement, but do not address the more critical long term growth needs for the Network. In order to grow, the Network needs to increase its Affiliate base which, in turn, will increase the subscriber base and should allow the Network to increase its advertising rates as well as Affiliate revenues. To provide for necessary future growth, management has embarked on an aggressive Affiliate marketing campaign including consumer awareness advertising and events, prominent presence at major trade shows and a new trade advertising campaign. In 1998 management is investigating plans to increase these initiative and to expand its consumer awareness advertising and other consumer initiatives; however, there can be no assurance such additional initiatives will be implemented or that the Affiliate and subscriber base will be increased as a result of such initiatives.

     In today's cable environment, one key element typically required for a programming service to obtain a launch on a cable system is money. Although programming content is important, in the final analysis, available channel capacity is currently sold to the highest bidder. Management believes this environment is short lived due to potential growth of digitally compressed cable services and potential future expansion of channel capacity through technological advances as well as the expansion of DBS markets and the potential for DBS to add local broadcast signals to their packages. System operators are keenly aware that they have a limited window to develop advanced digital systems which will greatly enhance channel capacity to compete with the future of DBS. Once the DBS services are able to provide local broadcast signals to their systems, cable system operators will be faced with true competition. True competition for the consumer will bring the cable system operators back to focusing on programming content which satisfies consumer demand. Public projections of the time frame to anticipate operators upgrading the technical aspects of their systems, or DBS operators to offer local broadcast signals, vary widely and can not be anticipated with any certainty.

     Increased competition from networks with strong strategic alliances and significant financial resources have reduced the Network's subscriber base and, correspondingly, has reduced revenues from affiliates and advertising. This competition has also increased the costs which the Company must pay for programming. The Company anticipates improved programming and increased sales and marketing costs will be necessary to battle increased competition. Based upon these factors, the Company does not anticipate significant improvement in the results if its operations until such time as the number of its subscribers increases significantly.

     Since 1990, the Company's Majority Stockholders have been the principal source of the Company's capital. The Majority Stockholders have invested $2,300,000 and provided $39,500,000 in financing since 1994, including $19,500,000 loaned to the Company in 1997. Additionally, they have provided $8,000,000 million in debt financing to the Company since January 1, 1998, and have committed to provide up to an additional $11,500,000 million in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to satisfy its operating needs for 1998. In connection with the borrowings the Company has entered into a security agreement covering substantially all the Company's assets in favor of the Majority Stockholders.

     Beginning in 1996 the Company's Board of Directors directed its Executive Committee and management to study the question of whether the Company should enter into, and the potential opportunities for, a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee and management have been actively engaged in this study. Although numerous meetings with potential strategic partners have been held, none of these have resulted in significant discussions. The Executive Committee and management continue to study this alternative.

     Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance that the Company will be able to locate sufficient financing in excess of the funds committed for 1998 by the Majority Stockholders, nor that it will be able to achieve a strategic alliance.

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

     As of March 15, 1998, Nostalgia had issued and outstanding promissory notes to Concept and Crown in an aggregate principal amount of $18.1 and $31 million, respectively, bearing interest at 8.5% per annum and are due and payable on February 1, 1999.

Effect of New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and required comparative information for earlier years to be restated. Management believes the impact, if any, would not be material to the financial statement disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Nostalgia will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item with respect to certain relationships and transactions with management and others has also been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          Reference is made to the listing on page F-1 for a list of all financial statements and financial statement schedules filed as part of this report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during 1997.

     (c)  Exhibits

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

                                       THE NOSTALGIA NETWORK, INC.

Date:  April 11, 1998                  By: /s/ Squire D. Rushnell
                                           -------------------------------------
                                           Squire D. Rushnell, President,
                                           Chief Executive Officer and Director

Date:  March 30, 1998                  By: /s/ Martin A. Gallogly
                                           -------------------------------------
                                           Martin A. Gallogly, Vice President,
                                           Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                                   Date
-------------------                                                   ----

/s/ Phillip Sanchez
----------------------------------------                          March  8, 1998
Ambassador Phillip Sanchez,
Director and Chairman of the Board

/s/ Christopher A. Cates
----------------------------------------                          April  9, 1998
Christopher A. Cates, Director

/s/ Floyd Christofferson
----------------------------------------                          March 26, 1998
Floyd Christofferson

/s/ Diane M. Faure
----------------------------------------                          March 24, 1998
Diane M. Faure, Director

/s/ Dong Moon Joo
----------------------------------------                          April 13, 1998
Dong Moon Joo, Director

/s/ Masahisa Kobayashi                                            March 25, 1998
----------------------------------------
Masahisa Kobayashi, Director

/s/ Frederick W. Newton
----------------------------------------                          April 10, 1998
Frederick W. Newton, CPA, Director

/s/ Squire D. Rushnell
----------------------------------------                          April 11, 1998
Squire D. Rushnell, Director

/s/ Robert J. Wussler                                             March 21, 1998
----------------------------------------
Robert J. Wussler, Director

                                     [LOGO]


                           THE NOSTALGIA NETWORK, INC.

                              FINANCIAL STATEMENTS
                           AND REPORTS OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                        DECEMBER 31, 1997, 1996 AND 1995

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

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3

BALANCE SHEETS                                                           F-4

STATEMENTS OF OPERATIONS                                                 F-5

STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY (DEFICIT)                                                       F-6

STATEMENTS OF CASH FLOWS                                                 F-7

NOTES TO FINANCIAL STATEMENTS                                         F-8 - F-20

SCHEDULE II                                                              F-21

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
The Nostalgia Network, Inc.

       We have audited the accompanying balance sheets of The Nostalgia Network, Inc. (the "Company") as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited schedule II for the years ended December 31, 1997, 1996 and 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Nostalgia Network, Inc. at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, schedule II presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1997, 1996 and 1995.


                                          BDO Seidman, LLP


Washington DC
March 31, 1998

                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS
                                  December 31,

                                                                                                     1997                  1996
                                                                                                 ------------          ------------
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                        $1,803,189            $1,421,011
  Accounts receivable, less allowance of $467,000
    and $1,154,000 for doubtful accounts                                                              723,766               706,634
  Prepaid expenses                                                                                    140,341               145,998
  Programming and cablecast rights                                                                  6,880,000             5,866,000
                                                                                                 ------------          ------------
                  Total current assets                                                              9,547,296             8,139,643

Programming and cablecast rights, at cost - net                                                     5,956,646             7,844,907
Property and equipment, at cost - net                                                               1,441,290             1,484,412
Deposits                                                                                               52,740                17,740
                                                                                                 ------------          ------------
                       Total assets                                                               $16,997,972           $17,486,702
                                                                                                 ============          ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of:
     Programming and cablecast fees                                                                $6,334,000            $6,399,000
     Notes payable and long-term debt - Related parties                                                17,000                17,000
                                      - Others                                                          5,085               101,410
  Accounts payable - Trade                                                                          2,010,924             1,224,362
                   - Related parties                                                                  343,321               131,708
  Accrued expenses and other liabilities                                                              650,842               874,732
                                                                                                 ------------          ------------
                  Total current liabilities                                                         9,361,172             8,748,212
                                                                                                 ------------          ------------

LONG-TERM OBLIGATIONS, less current maturities:
  Programming and cablecast  fees                                                                   2,338,835             6,375,102
  Notes payable and long-term debt - Related parties                                               41,417,194            20,320,649
  Accrued interest payable - Related parties                                                        1,876,508             1,494,995
  Other                                                                                               357,010                11,965
                                                                                                 ------------          ------------
                      Total long-term obligations                                                  45,989,547            28,202,711
                                                                                                 ------------          ------------
                      Total liabilities                                                            55,350,719            36,950,923
                                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, convertible: $2 par value, 125,000 shares
    authorized, 3,250 shares issued and outstanding                                                     6,500                 6,500
  Common stock: $.04 par value, 30,000,000
    shares authorized, 20,274,371 and 20,274,371
    shares issued and outstanding in 1997 and 1996, respectively                                      810,975               810,975
  Additional paid-in capital                                                                       30,213,554            30,213,554
  Deficit                                                                                         (69,383,776)          (50,495,250)
                                                                                                 ------------          ------------
                 Total stockholders' equity (deficit)                                             (38,352,747)          (19,464,221)
                                                                                                 ------------          ------------
                   Total liabilities and stockholders' equity (deficit)                           $16,997,972           $17,486,702
                                                                                                 ============          ============

 The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                              1997                   1996                  1995
                                                                         ----------------------------------------------------------
Operating Revenues:
  Affiliate sales                                                          $2,579,376             $3,850,745             $4,205,324
  Advertising sales                                                         4,474,597              5,652,938              5,812,663
  Other                                                                       124,960                   --                1,248,898
                                                                         ----------------------------------------------------------

         Total operating revenues                                           7,178,933              9,503,683             11,266,885
                                                                         ----------------------------------------------------------

Operating Expenses:
  Programming, production and transmission                                  5,524,078              5,458,931              4,682,928
  Programming amortization                                                  6,891,161              7,182,932              6,325,975
  Sales and marketing                                                       8,120,458              4,510,056              4,508,084
  Finance, general and administrative                                       2,932,094              3,243,021              4,743,944
                                                                         ----------------------------------------------------------

           Total operating expenses                                        23,467,791             20,394,940             20,260,931
                                                                         ----------------------------------------------------------

         Loss from operations                                             (16,288,858)           (10,891,257)            (8,994,046)

Interest Expense, net;
         Related parties                                                    2,689,000              1,141,000                512,000
         Other                                                                (89,332)               (90,769)               (29,679)
                                                                         ----------------------------------------------------------

         Net loss                                                        $(18,888,526)          $(11,941,488)           $(9,476,367)
                                                                         ==========================================================

Loss per common share - Basic and Diluted                                      $(0.93)                $(0.59)                $(0.47)
                                                                         ==========================================================

Weighted average shares outstanding                                        20,274,371             20,274,371             20,267,704


 The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 1997, 1996 and 1995


                                           Preferred                     Common                        Common
                                             Stock                       Stock                          Stock
                                             Shares       Amount         Shares         Amount        Subscribed
                                             ------       ------         ------         ------        ----------
Balance at December 31, 1994                   3,250   $      6,500     20,241,037   $    809,641   $    16,000

Issuance of common stock
  subscribed, 21,994 from Treasury              --             --           33,334          1,334       (16,000)
Net loss for the year                           --             --             --             --            --
                                        ------------   ------------   ------------   ------------   -----------

Balance at December 31, 1995                   3,250          6,500     20,274,371        810,975          --

Net loss for the year                           --             --             --             --            --
                                        ------------   ------------   ------------   ------------   -----------

Balance at December 31, 1996                   3,250          6,500     20,274,371        810,975          --

Net loss for the year                           --             --             --             --            --
                                        ------------   ------------   ------------   ------------   -----------

Balance at December 31, 1997                   3,250   $      6,500     20,274,371   $    810,975   $      --
                                        ============   ============   ============   ============   ===========


                                         Additional        Common                          Total
                                           Paid-In        Stock-In                     Stockholders'
                                           Capital        Treasury         Deficit    Equity (Deficit)
Balance at December 31, 1994            $ 30,343,888    $   (145,000)   $(29,077,395)   $  1,953,634

Issuance of common stock
  subscribed, 21,994 from Treasury          (130,334)        145,000            --              --
Net loss for the year                           --              --        (9,476,367)     (9,476,367)
                                        ------------    ------------    ------------    ------------

Balance at December 31, 1995              30,213,554            --       (38,553,762)     (7,522,733)

Net loss for the year                           --              --       (11,941,488)    (11,941,488)
                                        ------------    ------------    ------------    ------------

Balance at December 31, 1996              30,213,554            --       (50,495,250)    (19,464,221)

Net loss for the year                           --              --       (18,888,526)    (18,888,526)
                                        ------------    ------------    ------------    ------------

Balance at December 31, 1997            $ 30,213,554    $       --      $(69,383,776)   $(38,352,747)
                                        ============    ============    ============    ============



The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,


                                                                               1997                  1996                  1995
                                                                               ----                  ----                  ----
Cash flows from operating activities:
  Net loss                                                                 $(18,888,526)         $(11,941,488)         $ (9,476,367)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                310,416               294,270               175,000
    Programming amortization                                                  6,891,161             7,182,931             6,325,975
    Provision for losses on accounts receivable                                 102,000               450,000             1,541,000
  Net change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                 (119,132)              147,962              (791,902)
    Decrease in prepaid expenses                                                  5,657                35,267               325,792
    Increase (decrease) in accounts payable                                     998,175               (50,770)             (743,112)
    Increase in accrued expenses
      and other liabilities                                                   2,099,213               966,171               893,206
                                                                           --------------------------------------------------------
         Net cash used in operating activities                               (8,601,036)           (2,915,657)           (1,750,408)
                                                                           --------------------------------------------------------

Cash flows from investing activities:
  (Increase) decrease in deposits                                               (35,000)               (1,709)               10,727
  Purchases of property and equipment                                          (267,294)             (166,120)             (259,972)
  Acquisition of programming and cablecast rights                            (3,357,900)             (205,990)           (2,087,067)
                                                                           --------------------------------------------------------
         Net cash used in investing activities                               (3,660,194)             (373,819)           (2,336,312)
                                                                           --------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable                                                19,500,000            10,000,000             7,500,000
  Payments of long-term obligations                                          (6,856,592)           (6,145,252)           (5,340,224)
                                                                           --------------------------------------------------------
         Net cash provided by financing activities                           12,643,408             3,854,748             2,159,776
                                                                           --------------------------------------------------------

Net increase (decrease) in cash and cash
    equivalents                                                                 382,178               565,272            (1,926,944)

Cash and cash equivalents - beginning of year                                 1,421,011               855,739             2,782,683
                                                                           --------------------------------------------------------

Cash and cash equivalents - end of year                                    $  1,803,189          $  1,421,011          $    855,739
                                                                           ========================================================


The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Nostalgia Network, Inc. (the "Company") is engaged in the operation of Nostalgia Good*tv (the "Network"), a television programming service offering a variety of entertainment, lifestyle and informational programming to a target audience of active adult Americans who are 49 years of age or older ("Post-49") via satellite to cable television and alternative broadcasting systems ("Affiliates") throughout the United States.

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

     Programming and Cablecast Rights

     Capitalized programming costs, film library and Cablecast rights are recorded at the lower of unamortized costs or net realizable value. Capitalized programming costs, film library and cablecast rights are amortized using the straight-line method, which approximates the anticipated revenue stream, over the estimated useful life not to exceed eleven years or the lives of the rights agreements, respectively, in accordance with SFAS No. 63 - Financial Reporting by Broadcasters. Cablecast rights for programs to be amortized within the following year are classified as current assets. The Company periodically evaluates its programming and cablecast rights for possible changes in estimated useful life or the possibility of impairment. If a programming or cablecast right is considered potentially impaired, an analysis is performed consisting of a comparison of future projected net cash flows to the carrying value of such asset. Any excess carrying value over future projected net cash flows is written off due to impairment.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

     Net Loss Per Common Share

     Effective December 31, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

     The net loss per common share - basic is computed by dividing the net loss for the period by the weighted average number of shares outstanding. Convertable preferred stock, outstanding stock warrants and options are not included in the diluted calculation because their effect would be anti-dilutive.

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     The Company maintains its cash balances in First Union National Bank of Washington and Correspondent Services Corporation in McLean, Virginia. Balances at First Union National Bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in First Union's overnight investment account are insured by the SPIC up to $500,000. Balances at Correspondent Services Corporation are insured up to $5,000,000 through a combination of $500,000 SPIC insurance and an additional $4,500,000 insurance policy provided by Aetna. Uninsured balances approximate $1,654,000 and $660,000 at December 31, 1997 and 1996, respectively.

     Risks and Uncertainties

     The Network competes with other programmers for access to limited channel space and must also compete with other programmers for viewers. In recent years the Company has suffered a declining subscriber base due to this increased competition. This has resulted in a decrease in both affiliate and advertising sales. The Company anticipates increased sales and marketing costs as well as increased programming and production costs in order to compete effectively in the marketplace. Based on the decline in sales and increase in operating expenses, the Company is dependent on outside financing from the Majority Shareholder in order to fund operations.

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

     Management has been actively focusing its efforts to further brand the Network as the only network targeted to the ever growing post 49 audience, America's fastest growing demographic. During 1997 the Network launched the Nostalgia Affinity Program ("Affinity") designed to provide Affiliates with a nominal cost, turn-key customer appreciation program offering dining, travel and leisure discounts for consumers and a shared revenue stream for both the Company and its Affiliates. Additionally, the Company relaunched its internet site, www.goodtv.com, greatly expanding both the content and reach of its internet programming in an effort to further drive consumer awareness and demand for the Network as well as to provide a grass roots marketing tool allowing consumers to notify system operators of their desire for the Network. The Network continues to promote its Nostalgia Lifestage Marketing program ("Lifestage"), which provides affiliates with the necessary training and tools to effectively target the post 49 demographic in their communities. Lifestage, through seminars customized for affiliates as well as specially targeted direct mail campaigns, has helped a number of affiliates gain subscribers that they previously had not been able to reach. Management has continued its aggressive affiliate marketing campaign by having a prominent presence at major trade shows and through trade advertising. Management plans to continue to expand these efforts in 1998.

     A critical component to the Network's growth is to continually brand and improve the quality of programming and the Network's on air look. Original programming is a key to such branding, as it allows the consumer to differentiate the Network from other networks. Nostalgia has continued to produce new original programming targeted for its post 49 audience, expanding its original programming from two hours a day to eight hours a day. Nostalgia Ballroom DanceSport Competitions, showcasing the increasingly popular sport of ballroom dance competitions, provides insight and coverage of major dance competitions across the United States. Cafe DuArt, featuring impressionist/ comedian Louise DuArt, provides cabaret music, comedy and a humorous slice of life set in a New York cabaret club. The Real me Autobiographies, features prominent guests telling their own stories in their own words. The Nostalgia Variety Hour features classic variety programs such as Tony Orlando and Dawn, Leslie Uggams, The Lennon Sisters and others with all new wrap arounds and segments. The Bull & The Bear provides stock market reports by a "Siskel and Ebert-type" pair of hosts. More Money with the Dolans staring Ken and Daria Dolan, the First Family of Finance, offers practical financial advice for everyday Americans. Nostalgia Television Issues and Answers, a panel discussion show hosted by Ron Nessen, continues to provide the Network's audience with insight into the issues facing today's active adults. Dennis Wholey:
     America, a talk show featuring contemporary literary artists is simulcast over approximately 40 PBS affiliates nationwide. Management continues to search for creative new programming ideas targeted to the Post-49 audience.

     In addition to its new original programming, Nostalgia continues to offer its viewers classic off network television series. The Network currently airs The Rockford Files, The Love Boat, and Streets of San Francisco.. The Network has also revised its film series through the introduction of Flea Market Movie, wherein short segments are added to commercial breaks where the Network's collectibles aficionado, Christopher Kent, dispenses his wit and wisdom about all sorts of collectable items.

     These improvements to the programming line up have resulted in tangible results where ratings have risen to a .2 Total Day; a .6 Monday to Sunday Prime Time; and a .8 Monday to Friday Prime Time.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   MANAGEMENT STATEMENT (Concluded)

     Concept Communications, Inc. ("Concept") and Crown Communications Corporation ("Crown") (together the Company's "Majority Shareholder") have provided $8,000,000 in debt financing to the Company since January 1, 1998, and have also committed to provide up to an additional $11,500,000 in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to satisfy its operating needs for 1998.

     The Executive Committee of the Board of Directors and management continue to evaluate strategic alliance alternatives and have had preliminary discussions with a number of potential strategic partners. These discussions are preliminary and no definitive proposals or targeted entities have been identified. The Executive Committee and management will continue to actively pursue identifying potential strategic alliance candidates.

     Because of the unpredictable factors involved in the search for a strategic alliance and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance that the Company will be able to locate financing in the required amount (in excess of the funds committed by the Majority Shareholder for 1998), or that it will be able to achieve a strategic alliance.

2.   PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and their respective estimated service lives are summarized below:

                                       1997            1996
                                       ----            ----
        Transponder                $ 1,427,968    $  1,427,968      12 years
        Machinery and equipment      1,360,810       1,098,194    5 to 7 years
        Furniture and fixtures         299,663         294,985    5 to 7 years
        Leasehold improvements          99,780          99,780      5 years
                                   -----------    ------------
                                     3,188,221       2,920,927
        Accumulated depreciation
          and amortization          (1,746,931)     (1,436,515)
                                   ===========    ============
                                   $ 1,441,290    $  1,484,412
                                   ===========    ============

     Depreciation expense included in Finance, General and Administrative expenses was $310,416, $294,270, and $175,000, for 1997, 1996 and 1995,
     respectively.

3.   PROGRAMMING AND CABLECAST RIGHTS

     Prime time series consist of broadcast licenses for classic television series and other programming acquired from various film studios or other sources. Original programs consist of series or specials developed and produced by the Network. Music programs include musical series or specials both those produced by the Company and those acquired or licensed from third parties. The film library consists of vintage feature films, interstitial material, and other programming produced and/or owned by the Company. Film rights include broadcast licenses for films and specialty programming. Other programming and cablecast rights include production and post-production costs as well as costs to duplicate and edit programs and interstitial materials for broadcasting.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.   PROGRAMMING AND CABLECAST RIGHTS (Concluded)

                                                1997            1996
                                                ----            ----
        Prime time series                  $ 14,323,500    $ 17,879,000
        Original programs                     3,885,605         852,987
        Music Programs                        1,537,095         363,595
        Film library                          1,266,667       1,191,667
        Film rights                                  --         750,000
        Other                                   933,436         934,074
                                           ----------------------------
                                             21,946,303      21,971,323

        Less accumulated amortization        (9,109,657)     (8,260,416)
                                           ----------------------------
                                           $ 12,836,646    $ 13,710,907
                                           ============================
        Consisting of:
          Current                          $  6,880,000    $  5,866,000
          Long term                           5,956,646       7,844,907
                                           ----------------------------
                                           $ 12,836,646    $ 13,710,907
                                           ============================


     Estimated future amortization of programming and cablecast rights and maturities of related long-term obligations are approximately as follows:

        Year                           1998            1999             2000
                                       ----            ----             ----
        Amortization                $6,880,000      $5,015,500        $941,000
        Obligation maturities        6,334,000       2,338,835

     The Company acquired the following rights and materials during the years ended December 31,

                                        1997           1996           1995
                                        ----           ----           ----
        Prime time series          $ 1,073,500    $        --    $ 20,197,000
        Original Programs            3,532,600        500,000         353,000
        Music Programs               1,185,500        312,000          69,000
        Other                          254,700         96,500         685,600
        Film rights                         --             --         750,000

4.   NOTES PAYABLE AND LONG TERM DEBT

     Notes payable consists of the following:

                          Related Parties                                          1997             1996
                          ---------------                                       -----------------------------
        Note payable to Concept Communications, Inc. bearing interest approximating 8.5% per annum, due upon the earlier of an equity investment of not less than the amount of the Notes or February 1,
        1999; however, Concept has represented that the Notes will not be called prior to February 1, 1999 unless replaced by an
        equity investment.                                                      $18,112,194       $16,500,000

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


4.   NOTES PAYABLE AND LONG TERM DEBT (Concluded)

                          Related Parties                                          1997             1996
                          ---------------                                       -----------------------------
        Notes payable to Crown Communications Corporation bearing interest approximating 8.5% per annum, due upon the earlier of an equity investment of not less than the amount of the Notes or February 1,
        1999; however, Crown has represented that the Notes will not be called prior to February 1, 1999 unless replaced by an
        equity investment.                                                      $23,000,000       $ 3,500,000

        Subordinated note payable to Atlantic Video in the principal amount of
        $305,000, bearing interest at the rate of 2.5% per quarter, compounded quarterly, with principal and interest payable on March 31, 2002, after which date the interest rate is increased to 3.75% per quarter, secured by accounts receivable. The note agreement contains certain restrictive covenants including limitations on liens, disposition
        of collateral and compliance with related contracts.                        305,000           305,000

        Tenant improvement contribution payable to an affiliate in
        60  monthly payments of $1,410, including interest at 8%                     17,000            32,649
                                                                                -----------------------------

                                                                                 41,434,194        10,373,096

        Less current portion                                                         17,000            17,000
                                                                                -----------------------------

                                                                                $41,417,194       $10,356,096
                                                                                =============================

     Subsequent to December 31, 1997, the Majority Shareholder has loaned the Company an additional $8,000,000 and extended the due dates on all related debt to February 1, 1999. In addition, the Majority Shareholders have extended payments on their portion of accrued interest until 1999. In connection with the additional borrowings and extension of the due dates the Company has entered into a security agreement covering substantially all the Company's assets in favor of the Majority Shareholder. Current maturities of notes payable and long-term debt to related parties is as follows:

                             1998              1999                    2000               2001        2002
                             ----              ----                    ----               ----        ----
                           $17,000         $41,112,194                $  --              $  --     $305,000

     Notes payable - other relates to various vendor financing agreements.

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

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   STOCK OPTIONS AND WARRANTS (Continued)

                                                    Shares           Options            Price
                                                   Reserved        Outstanding        per Share
                                                 --------------------------------------------------
        Outstanding at December 31, 1995            279,500            45,500        $.48 - 1.25

        Exercised                                        --                --
        Canceled                                         --                --
        Transferred to 1996 Plan                   (279,500)               --        $.48 - 1.25
                                                 ----------------------------

        Outstanding at December 31, 1996                 --            45,500       $ .48 - 1.25

        Canceled                                         --                --
                                                 ----------------------------

        Outstanding at December 31, 1997                 --            45,500       $ .48 - 1.25
                                                 ============================

        Exercisable at December 31, 1997                 --            45,500       $ .48 - 1.25
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

                                                    Shares           Options            Price
                                                   Reserved        Outstanding        per Share
                                                 --------------------------------------------------
        Outstanding at December 31, 1995            750,666           216,000      $ .48  - 1.57

        Exercised                                        --                --
        Canceled                                         --                --
        Transferred to 1996 Plan                   (750,666)               --      $ .48  - 1.57
                                                 ----------------------------

        Outstanding at December 31, 1996                 --           216,000      $ .48  - 1.57

        Canceled                                         --                --
                                                 ----------------------------

        Outstanding at December 31, 1997                 --           216,000      $ .48  - 1.57
                                                 ============================

        Exercisable at December 31, 1997                              163,618      $ .48  - 1.57
                                                                      =======



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

                                                    Shares           Options            Price
                                                   Reserved        Outstanding        per Share
                                                 -----------------------------------------------

        Outstanding at December 31, 1995                 --                --

        Transferred from 1987 Plan                  279,500                --
        Transferred from 1990 Plan                  750,666                --
        Granted                                     (30,000)           30,000          $0.27
        Exercised                                        --                --
        Canceled                                         --                --
                                                 ----------------------------

        Outstanding at December 31, 1996          1,000,166            30,000          $0.27

        Granted                                     (30,000)           30,000          $0.07
        Canceled                                      9,000            (9,000)         $0.27
                                                 ----------------------------

        Outstanding at December 31, 1997            979,166            51,000       $0.07 - 0.27
                                                 ============================

        Exercisable at December 31, 1997                                8,000          $0.27
                                                                        =====

     The exercise price of stock options at December 31, 1997 ranged from $1.57 to $0.07 per share with a weighted exercise price and remaining contractual life of $0.81 and seven years, respectively.

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

     On May 13, 1996, the Company entered into an agreement with SQuire Rushnell to be employed as the Company's President and Chief Executive Officer. Under the terms of the contract the Company entered into a stock option agreement which reserves 839,840 shares of common stock at an exercise price of $0.35, which was equal to the fair market value at the date of grant. The shares vest at a rate of 25% each nine months and the options expire at the earliest of (a) purchase of all shares, (b) 90 days following termination of employment, or (c) May 12, 2006. The number of shares vesting in a given period can be accelerated and/or additional options granted if the number of shares vesting is less than 1% of the total shares of common stock outstanding on such date. At December 31, 1997, 419,920 shares were vested.

     At December 31, 1997, there were warrants outstanding to purchase approximately 156,000 shares of the Company's common stock at prices ranging from $1.25 to $4.80 per share for an average price of $2.31 per share. No options or warrants were exercised during 1996 or 1997. The warrants will expire 45 days after the filing of a post-effective amendment to the related registration statement, as yet unfiled.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   STOCK OPTIONS AND WARRANTS (Concluded)

     Total common shares reserved for issuance of subscribed stock, options, warrants and conversion of preferred shares at December 31, 1997 were approximately 2,287,500.

6.   CAPITAL STOCK

     Common Stock

     On November 13, 1984, the Company completed a public offering of 12,500,000 units of stock at $.02 per unit (156,250 units at $1.60 adjusted for all splits). Each unit originally consisted of one share of the Company's common stock and one purchase warrant to purchase one share of common stock at $.06 per share ($4.80 per share adjusted for all splits). The warrants are exercisable by the holder commencing May 13, 1985 and will expire 45 days after the filing of a post-effective amendment to the related registration statement, as yet unfiled. Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the assets received in exchange.

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

     At December 31, 1997, the Company has unused net operating loss carryforwards which will be limited. Internal Revenue Code Section 382 provides that certain changes in ownership of the Company can limit the amount of income that can be offset by net operating losses. The amount of the limitation is approximately $1,700,000 per year. The net operating loss carryforwards prior to the application of the limitations are as follows:

        Available for carryforward to
          Year Ending December 31,
        -----------------------------
                 1998 - 2000                             $      87,000
                 2001                                        1,323,000
                 2002                                        3,493,000
                 2003                                        1,725,000
                 2004                                        2,424,000
                 2005                                        3,630,000
                 2006                                        2,786,000
                 2007                                        2,803,000
                 2008                                        2,218,000
                 2009                                        3,719,000
                 2010                                        8,787,000
                 2011                                       13,094,000
                 2012                                       19,644,000
                                                         -------------
                 Total                                   $  65,733,000
                                                         =============

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

     Deferred income taxes arise from the difference between the financial statement and income tax basis of assets and liabilities. Principal items comprising net deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                                       1997              1996
                                                                  ------------------------------
        Current:
           Allowance for doubtful accounts                        $   159,000        $   392,000
           Accrued liabilities and other                               75,000             61,000
                                                                  ------------------------------

               Total current deferred tax assets                      234,000            453,000
                                                                  ------------------------------

        Long-Term:
           Net operating loss carryforwards                        22,349,000         15,670,000
           Accumulated depreciation and amortization                 (585,000)          (511,000)
                                                                  ------------------------------

               Total net long-term deferred tax assets             21,746,000         15,159,000
                                                                  ------------------------------

               Total net deferred tax assets                       21,998,000         14,706,000
               Valuation allowance                                (21,998,000)       (14,706,000)
                                                                  ------------------------------

               Net deferred tax asset                             $        --        $        --
                                                                  ==============================

     Management believes that a valuation allowance is necessary due to uncertainty regarding the timing and amount of future utilization of net operating loss carryforwards.

8.   RELATED PARTY TRANSACTIONS

     Interest Expense

     Interest expense to related parties was approximately $2,689,000, $1,141,000, and $512,000 for the years ended December 31, 1997, 1996 and
     1995, respectively.

     Office Leases

     The Company entered into a five year lease agreement commencing November, 1994, with an entity affiliated with the Company's Majority Shareholder. The lease calls for base monthly rental payments of $12,537, plus 2% per year escalation and pro-rata increases in operating expenses and real estate taxes. The lease provides for three months rental abatement and a five year renewal option at the then prevailing market rate. For financial reporting purposes, the lease payments are being recognized on a straight-line basis over the initial term of the lease. The Company was required to contribute $70,000 for above building standard buildout items to be paid in 60 monthly installments of $1,410, including 8% interest. Rental expense under this lease was $184,600, $172,000, and $167,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


8.   RELATED PARTY TRANSACTIONS (Concluded)

     Production and Post Production Services

     During 1990, the Company entered into an agreement with Atlantic Video, Inc., an entity of which two directors of the Company are officers and directors, for studio, production and post production services, master control/uplink services and office space. Under the terms of the agreement, which were renewed in August 1997, the Company is required to purchase a minimum number of hours of such services during each year at specified rates. The Company has agreed to pay a minimum monthly fee of $78,000. If the Company does not actually purchase $78,000 of services in a month, the differences up to a maximum of $75,000 for all months elapsed, subject to certain limitations, can be used as credit for the fees in future months. Services rendered to the Company under this agreement amounted to $1,525,000 $1,588,000, and $1,173,000, for the years ended December 31,
     1997, 1996 and 1995, respectively.


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

     Leases

     Transponder

     The Company leases satellite transponder space and services on a 24-hour per day basis. In connection with the Company's satellite transponder, which launched in March, 1994, a launch protection fee of $1,000,000 was paid and interest costs of $284,000 were capitalized along with other costs to acquire the transponder. The basic monthly rate is $205,400 for a term spanning the life of the satellite, which is estimated to be twelve years. Expense for satellite transponder space and services was $2,464,800, $2,464,800, and $2,464,800, for 1997, 1996 and 1995, respectively.

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

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


9.   COMMITMENTS AND CONTINGENCIES (Concluded)

     Lease expense for premises and equipment for 1997, 1996 and 1995, which consisted entirely of minimum rentals, was $273,000, $234,000, $226,000, respectively. Approximate minimum rental commitments under all noncancellable leases, including the transponder lease having terms in excess of a year are as follows:

            Year Ending             Facility        Transponder          Total
            December 31,             Leases            Lease
            ------------            -------------------------------------------
                   1998             $205,000      $  2,770,000      $ 2,975,000
                   1999              138,000         2,810,000        2,948,000
                   2000                   --         2,885,000        2,885,000
                   2001                   --         2,885,000        2,885,000
                   2002                   --         2,885,000        2,885,000
                   Thereafter             --         8,094,000        8,094,000

     Rating Service Contract

     The Company has contracted with a service that provides ratings reports, analysis reports, demographic reports and other special reports. The agreement, commencing September, 1995, covers a minimum period of five years, requires a monthly base charge of approximately $30,000.

     Major Customers

     During 1997, two major customers accounted for 20% and 12% of affiliate revenue; during 1996, three major customers accounted for 17%, 15% and 11% of affiliate revenues; and during 1995, one major customer accounted for 15% of affiliate revenues, respectively. Advertising sales revenues from one agency accounted for 10% of advertising sales in 1996 and 16% of advertising sales in 1995. Revenues from the Company's home shopping service accounted for almost all other revenue in 1995.

10.  RECLASSIFICATIONS AND FOURTH QUARTER ADJUSTMENTS

     Certain prior year amounts have been reclassified to conform to the current method of presentation.

11.  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

                                            1997              1996             1995
                                          -------------------------------------------
        Cash paid during the year for:
          Interest                        $635,000          $166,213         $233,000
          Income taxes                        None              None             None


     Supplemental schedule of noncash investing and financing activities:

     Fiscal 1997

     Programming acquisitions totaling $2,659,000 were financed through vendor debt obligations.

     Interest accrued and payable to Concept in the amount of $1,612,194 was recapitalized into a note payable as part of a March 31, 1997 refinancing of debt owed to the Majority Shareholder.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


11.  STATEMENTS OF CASH FLOWS (Concluded)

     Fiscal 1996

     Programming acquisitions totaling $702,500 were financed through vendor debt obligations.

     Fiscal 1995

     Programming acquisitions totaling $19,967,500 were financed through vendor debt obligations.

     The Company reissued 21,994 shares of treasury stock at a carrying cost of $145,000 in connection with issuance of common stock subscribed at December 31, 1995.

12.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management believes the impact, if any, would not be material to the financial statement disclosures.

                           THE NOSTALGIA NETWORK, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                               Balance at     Charged to      Charged to                 Balance at
                                                               Beginning      Costs and         Other     Deductions       End of
            Description                                         of Year        Expenses        Accounts       (1)            Year
            -----------                                       ----------------------------------------------------------------------
Year ended December 31, 1995
  Allowance for doubtful accounts receivable                  $1,291,000      $1,541,000      $   --      $  574,000      $2,258,000
                                                              ======================================================================

Year ended December 31, 1996
  Allowance for doubtful accounts receivable                  $2,258,000      $  450,000      $   --      $1,554,000      $1,154,000

Year ended December 31, 1997
  Allowance for doubtful accounts receivable                  $1,154,000      $  102,000      $   --      $  789,000      $  467,000
                                                              ======================================================================






(1)  Uncollectible accounts written off.

                                                          INDEX TO EXHIBITS


Exhibit No                                Description                                                         Page No.
----------                                -----------                                                         --------
 3.1           Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

 3.2           Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant's Report on Form
               1O-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

 4.1           Specimen Common Stock Certificate (filed as Exhibit 4(a) to the Registrant's Report on
               Form 1O-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

 4.2           Specimen Common Stock Purchase Warrant Certificate (filed as Exhibit 4(b) to the
               Registrant's Report on Form 1O-K for the Year Ended December 31, 1987, and
               incorporated herein by reference thereto)

 4.3           Specimen Preferred Stock Certificate (filed as Exhibit 4(c) to the Registrant's Report on
               Form 10-K for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

 10.1          Promissory Note, dated March 31, 1997, made by the Registrant payable to Concept
               Communications, Inc.

 10.2          Promissory Note, dated March 31, 1997, made by Registrant payable to Crown
               Communications Corporation

 10.3          Promissory Note, Dated March 31, 1997, made by Registrant payable to Crown
               Communications Corporation

 10.4          Promissory Note, Dated July 8, 1997, made by Registrant payable to Crown
               Communications Corporation

 lO.5 Promissory Note, Dated September 18, 1997, made by Registrant payable to Crown Communications Corporation

 10.6          Promissory Note, Dated November 7, 1997. made by Registrant payable to Crowm
               Communications Corporation

 10.7          Promissory Note, Dated November 24, 1997, made by Registrant payable to Crown
               Communications Corporation

 10.8          Promissory Note, Dated December 31, 1997, made by Registrant payable to Crown
               Communications Corporation

 10.9          Promissory Note, Dated February 10, 1998, made by Registrant payable to Crown
               Communications Corporation



                                       E-l


10.10          Promissory Note, Dated March 2, 1998, made by Registrant payable to Crown Communications
               Corporation

10.11          Promissory Note, Dated March 24, 1998, made by Registrant payable to Crown Communications
               Corporation

10.12          Security Agreement, dated January 4, 1996, between the Registrant and Concept
               Communications, Inc. (filed as Exhibit 2 to the Registrant's Report on Form 8-K dated
               January 19, 1996, and incorporated herein by reference thereto)

10.13          Letter Agreement, dated February 26, 1996, between the Registrant and Concept
               Communications, Inc. (filed as Exhibit 10 (a) to the Registrant's Report on Form 8-K
               dated March 13, 1996, and incorporated herein by reference thereto)

10.14          Agreement, dated August 1, 1997, by and between the Registrant and Atlantic Video, Inc.

10.15*         1987 Stock Option Plan (filed as Exhibit 10 (i) to the Registrant's Report on Form 10-K
               for the Year Ended December 31, 1987, and incorporated herein by reference thereto)

10.16*         1990 Stock Option Plan (filed as Exhibit 10 (tt) to the Registrant's Report on Form 10-K
               for the Year Ended December 31, 1990, and incorporated herein by reference thereto)

10.17*         Employment Agreement, dated May 13, 1996, between The Nostalgia Network Inc., and SQuire
               Rushnell (filed as Exhibit 10 (a) to the Registrant's Report on Form 8-K dated May 13,
               1996, and incorporated herein by reference thereto)

10.18*         Stock Option Agreement, dated May 13, 1996, between The Nostalgia Network Inc., and
               SQuire Rushnell (filed as Exhibit 10 (b) to the Registrant's Report on Form 8-K dated May
               13, 1996, and incorporated herein by reference thereto)

27             Financial Data Schedule as required by Item 601 (c) of Regulation S-K

*    Management contract or compensatory plan, contract or arrangement.