Form 10-Q
period 1998-03-31
NOSTALGIA NETWORK INC
filed 1998-05-15
CIK 747178

--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998.

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

                               TABLE OF CONTENTS
                               -----------------



                                                                                       Page No.
                                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          March 31, 1998 and December 31, 1997                                                 3

          Statements of Operations
          For the Three Months Ended March 31, 1998 and 1997                                   4

          Statements of Cash Flows
          For the Three Months Ended March 31, 1998 and 1997                                   5

          Notes to Financial Statements                                                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                   7 - 11

PART II.  OTHER INFORMATION

Index to Exhibits                                                                             13

Exhibit 27 - Financial Data Schedule                                                          14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          THE NOSTALGIA NETWORK, INC.
                                BALANCE SHEETS


                                                                   (Unaudited)
                                                                  March 31, 1998   December 31, 1997
                                                                ----------------   -----------------
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $1,188,243          $1,803,189
  Accounts receivable, less allowance of $420,000
    and $467,000, respectively                                           823,887             723,766
  Prepaid expenses                                                       316,960             140,341
  Cablecast rights                                                     7,209,000           6,880,000
                                                                ----------------   -----------------

      Total current assets                                             9,538,090           9,547,296

Programming and cablecast rights - net                                 5,556,826           5,956,646
Property and equipment - net                                           1,401,407           1,441,290
Other assets                                                              52,740              52,740
                                                                ----------------   -----------------

      Total assets                                                   $16,549,063         $16,997,972
                                                                ================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term obligations                         $6,417,827          $6,356,085
  Accounts payable                                                     3,615,727           2,354,245
  Accrued expenses and other liablilities                                414,684             650,842
                                                                ----------------   -----------------

      Total current liabilities                                       10,448,238           9,361,172

 LONG-TERM OBLIGATIONS, less current maturities
  Notes and interest payable - related parties                        48,328,971          43,293,702
  Accrued interest payable and other                                     354,806             357,010
  Cablecast licenses and fees payable                                    354,376           2,338,835
                                                                ----------------   -----------------

     Total long-term liabilities                                      49,038,153          45,989,547
                                                                ----------------   -----------------

     Total liabilities                                                59,486,391          55,350,719
                                                                ----------------   -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $2 par value, 125,000 shares authorized,
    3,250 issued and outstanding                                           6,500               6,500
  Common stock: $0.04 par value, 30,000,000 shares
    authorized, 20,274,371 and 20,274,371 shares issued
    and outstanding, respectively                                        810,975             810,975
  Additional paid-in capital                                          30,213,554          30,213,554
  Deficit                                                            (73,968,357)        (69,383,776)
                                                                ----------------   -----------------

      Total stockholders' equity (deficit)                           (42,937,328)        (38,352,747)
                                                                ----------------   -----------------

      Total liabilities and stockholders' equity (deficit)           $16,549,063         $16,997,972
                                                                ================   =================

              See accompanying notes to the financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  For the Three Months
                                                     Ended March 31,
                                              ----------------------------
                                                  1998            1997
                                              ------------    ------------
OPERATING REVENUES
  Affiliate revenue                              $659,178        $745,786
  Advertising sales revenue                       764,148       1,363,051
                                              ------------    ------------
    Total operating revenues                    1,423,326       2,108,837
                                              ------------    ------------
OPERATING EXPENSES
  Programming, production and transmission      1,277,337       1,434,819
  Programming amortization                      1,767,542       1,594,278
  Sales and marketing                           1,294,103       1,462,615
  Finance, general and administration             715,470         719,176
                                              ------------    ------------

    Total operating expenses                    5,054,452       5,210,888
                                              ------------    ------------

LOSS FROM OPERATIONS                           (3,631,126)     (3,102,051)
                                              ------------    ------------

OTHER INCOME AND (EXPENSE)
    Interest and other - net                     (953,455)       (451,414)
                                              ------------    ------------

NET LOSS                                      $(4,584,581)    $(3,553,465)
                                              ============    ============

NET LOSS PER COMMON SHARE - BASIC
 AND DILUTED                                       $(0.23)         $(0.18)
                                              ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING            20,274,371      20,274,371
                                              ============    ============


              See accompanying notes to the financial statements

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            For the Three Months
                                                               Ended March 31,
                                                              1998           1997
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                 $(4,584,581)   $(3,553,465)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            1,838,997      1,641,678
   Provision for losses on accounts receivable                102,000         30,000
 Net change in operating assets and liabilities:
   (Increase) in accounts receivable                         (202,121)       (26,309)
   (Increase) decrease in prepaid expenses & other assets    (176,619)        62,824
   Increase (decrease) in accounts payable                  1,261,482       (542,905)
   Increase (decrease) in accrued expenses
    and other liabilities                                     729,111        (45,951)
                                                          ------------   ------------

    Net cash used in operating activities                  (1,031,731)    (2,434,128)
                                                          ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of programming and cablecast rights           (1,696,722)      (134,000)
   Purchases of property and other assets                     (31,572)       (27,011)
                                                          ------------   ------------

    Net cash used in investing activities                  (1,728,294)      (161,011)
                                                          ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term obligations                      (2,104,921)    (2,392,143)
   Proceeds from notes payable - related parties            4,250,000      9,000,000
                                                          ------------   ------------

    Net cash provided by financing activities               2,145,079      6,607,857
                                                          ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (614,946)     4,012,718

CASH AND CASH EQUIVALENTS - beginning                       1,803,189      1,421,011
                                                          ------------   ------------

CASH AND CASH EQUIVALENTS - ending                         $1,188,243     $5,433,729
                                                          ============   ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Vendor financig of programming acquisition                      $-       $266,000
                                                          ============   ============


              See accompanying notes to the financial statements.

                          The Nostalgia Network, Inc.


                         NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. During the three months ended March 31, 1998, the Company executed various promissory notes in favor of Crown Communications, Inc. ("Crown") in the amount of $4,250,000 at 8.5% due February 1, 1999. On March 31, 1998, the Company issued two substitution and replacement notes to Crown and Concept Communications, Inc. ("Concept") (together the "Majority Stockholders") in the amount of $28,560,005 and $19,217,867, respectively, at 8.5% interest
     due February 1, 1999.   These notes require minimum monthly interest
     payments aggregating to $60,000 and replace previously issued notes in the principal amounts of $27,250,000 and $18,112,194 plus $1,310,006 and
     1,105,673 in accrued and unpaid interest, respectively. Subsequent to March 31, 1998, the company issued a promissory note to Crown in the maximum principal amount of $15,250,000 (the "Grid Note") at 8.5% due February 1, 1999. The Company has drawn $3,750,000 of principal from the Grid Note to date. These notes are covered by the terms of certain Security Agreements between the Majority Stockholders and the Company, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of the risks that may have an impact on the Company's results, see the Company's report on Form 10-K for the year ended December 31, 1997.

Results of Operations
---------------------

Total revenues decreased $685,511 or 32.5% (from $2,108,837 to $1,423,326) for the three months ended March 31, 1998 (the "Quarter") compared to the three months ended March 31, 1997. The decline resulted principally from advertising revenue decreases of $598,903, or 43.9% (from $1,363,051 to $764,148) for the
Quarter and decreases in affiliate revenue of $86,608, or 11.6% (from $745,786 to $659,178).

Advertising revenue decreased principally due to decreased rates based on the Network's decline in subscriber estimates during 1997. Infomercial sales decreased $486,128, or 52.3% (from $930,253 to $444,125). Time devoted to infomercials decreased by 23% as a result of adding more movies to the overnight programming block. Rates charged for infomercials decreased by 37% as a result of market demand. Conventional advertising decreased $112,775 or 26.1% (from $432,798 to $320,023). As a result of adding additional movies to the overnight programming block, commercial spot inventory increased by 15.2%, while rates charged for commercial spots decreased by 35.8% as a result of market demand. Management anticipates these trends will continue until such time as the Network's subscriber estimates increase; however, increases in advertising rates typically occur several months following increased subscriber estimates.

Affiliate revenues decreased by $86,608, or 11.6% (from $745,786 to $659,178) as a result of 1997 declines in the Network's subscriber estimates. In recent years dramatic forces have reshaped the cable marketplace. Technological advances heralded to significantly increase system channel capacity have fallen far behind their promised levels of distribution; however, those delays have not deterred the launch of numerous new programming services to fill this anticipated new capacity. Many of the newer services being offered have significant strategic alliances with either system operators, sister channels or program developers which provide them with a competitive edge the Company does not enjoy. Further, these networks are offering significant per subscriber fees to buy their way onto cable systems. These dramatic changes to the cable marketplace have adversely impacted the Company since it is unable to match the per subscriber fees offered by many other networks. As a result, the Company continues to suffer further subscriber losses. Until such time as channel capacity increases significantly, or the Company has the resources to effectively compete in a pay-to-play environment, the Company will remain vulnerable to additional subscriber declines.

Management firmly believes that the Company's niche, Post-49 adults, is a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As the technological front continues to change, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. In 1998, the Network plans to continue its efforts to develop new original programming specifically targeted to Post-49 adults and build upon the programming ideas developed in 1997. Additionally, the Network plans consumer marketing campaigns as well as other consumer awareness activities in specifically targeted markets. Management believes investment in the Company's product and consumer awareness advertising will provide greater long-term benefit than diverting funds for short-term launch opportunities.

Operating expenses, net of $1,697,000 in capitalized programming costs in 1998 compared to none in 1997, decreased $156,436, or 3% (from $5,210,888 to $5,054,452). This decrease was primarily a result of a decrease of $168,512, or 11.5% (from $1,462,615 to $1,294,103) in sales and marketing costs and a decrease of $157,482, or 11% (from $1,434,819 to $1,277,337) in programming, production and transmission costs. Offsetting these decreases was an increase of $173,264, or 10.9% (from $1,594,278 to $1,767,542) in programming amortization costs.

Sales and marketing expenses have decreased by $168,512, or 11.5% (from $1,462,615 to $1,294,103). Convention expenses decreased by $153,031, or 74.8%
(from $204,510 to $51,479) due to timing of convention events. National events decreased by $79,703, or 100% (from $79,703 to $0) due to the timing of planned events for 1998 compared to 1997. Advertising expenditures decreased by $54,707, or 22.3% (from $245,147 to $190,440) as a result of timing of various advertising campaigns in 1998 compared to 1997. Offsetting these decreases, professional fees increased by $149,996, or 139% (from $107,891 to $257,857) primarily as a result of increased ratings service charges due to a free months service in 1997 as well as additional consulting relating to the Company's Affinity and New Media efforts. The Company anticipates significant future increases in sales and marketing costs associated with increased efforts to further brand the network as well as increasing consumer awareness initiatives.

Programming, production and transmission costs, net of $1,697,000 in capitalized programming costs in 1998 compared to none in 1997, have decreased by $157,482, or 11% (from $1,434,819 to $1,277,337) primarily as a result of the Network's emphasis on long-lived programming which is capitalized as well as reduced costs associated with changes in 1997 to the Network's on-air look, offset by increased costs associated with the Network's digital signal. Programming amortization costs increased by $173,264, or 10.9% (from $1,594,278 to $1,767,542) as a result of changes in the Network's programming lineup and programming contracts. The Company expects to incur additional increases in future programming and studio production costs as a consequence of upgrading the Network's programming and creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term but management believes they are critical to the Company's long-term survival and growth.

The Company continues its schedule of new and original productions in 1998, including the following programs which commenced during 1997. Nostalgia
Ballroom DanceSport, spotlighting a fast growing trend in America, ballroom and performance dancing; Cafe DuArt , staring impressionist/comedian Louise DuArt, provides lighthearted entertainment combining impressions of celebrity guests in humorous situations, intertwined with emerging cabaret performers; More Money with the Dolans, staring Ken and Daria Dolan, the "first family of finance," provides a fun and entertaining program on money issues; Flea Market Movie, featuring movie breaks with collectibles aficionado, Christopher Kent, discussing unique curios and appraising items viewers bring to him; The Real Me, autobiographies by famous people in their own words and stories; and The Bull and the Bear, stock market reports by a "Siskel and Ebert-type" pair of hosts.

Some additional programs planned for 1998 include The TV Bookshop, featuring interviews of authors tied to internet and telephone book sales opportunities and The Good Doctor, a cinema verite program following real doctors helping patients face their very real medical crises.

Finance, general and administrative costs decreased by $3,706, or 0.1% (from $719,176 to $715,470). This decrease was primarily attributed to decreased legal and professional fees of $91,223, or 54.2% (from $168,268 to $77,045) due to efforts to control legal fees. Offsetting this decrease, salaries and benefits increased by $76,423, or 41.9% (from $182,620 to $259,043) as a result of staffing changes and filling positions which were vacant during the 1997
Quarter.

As a result of decreased revenues ($685,511 decrease) and increased programming amortization costs ($173,264 increase); offset by decreased sales and marketing expenses ($168,512 decrease); decreased programming, production and traffic costs ($157,482 decrease) and decreased finance, general and administrative expenses ($3,706 decrease), the Company's loss from operations increased $529,075, or 17.1% (from $3,102,051 to $3,631,126).

Other income and (expense) increased $502,041, or 111.2% (from $(451,414) to $(953,455)) primarily as a result of interest on additional borrowings. As a result of increased loss from operations and increased other expense, net loss increased by $1,031,116, or 29% (from $3,553,465 to $4,584,581).

Liquidity and Capital Resources
-------------------------------

Cash decreased from $1,803,189 at December 31, 1997 to $1,188,243 at March 31, 1998, principally due to cash outlays to cover increased operating losses and repayments of certain debts offset by $4,250,000 in financing received in first quarter of 1998. Working capital decreased from $186,124 at December 31, 1997 to a deficit of $(910,148) at March 31, 1998 principally as a result of increased accounts payable and reduced cash balances. Cablecast rights have decreased by $70,820, or 0.6% since year-end as a result of amortization of the Network's investment in its prime-time line up offset by acquisitions totaling $1,696,722. Total liabilities increased primarily due to $4,250,000 in additional financing.

Cash used in operating activities decreased $1,402,397, or 57.6% (from $2,434,128 to $1,031,731) for the first quarter 1997 compared to the first quarter 1998, principally as a result of increases in accounts payable and increases in accrued expenses and other liabilities compared to prior year reductions offset by increased losses from operations.

Cash used in investing activities increased $1,567,283, or 973.4% (from $161,011 to $1,728,294) principally due to an increase in purchase of programming and cablecast rights of $1,562,722.

Cash flows from financing activities decreased $4,462,778, or 67.5% (from $6,607,857 to $2,145,079) due principally to decreased financing of $4,750,000, or 52.8% (from $9,000,000 to $4,250,000) offset by decreased repayment of long-term obligations of $287,222, or 12% (from $2,392,143 to $2,104,921).

Since 1990, the Company's Majority Stockholders have been the principal source of the Company's capital. The Majority Stockholders have invested $2,300,000 and provided $43,750,000 through March 31, 1998, including $4,250,000 during the first Quarter of 1998. Additionally, they have provided an additional $3,750,000 since March 31, 1998 and have committed to provide up to an additional $11,500,000 in debt financing during the balance of the calendar year. Management believes that these funds will be sufficient to satisfy its operating needs for 1998. In connection with the additional borrowings and the Majority Stockholders' agreement to extend the due dates on the financing to February 1, 1999, the Company has entered into security agreements, as amended, covering substantially all the Company's assets in favor of the Majority Stockholders.

The Company believes that, in order to survive in the highly competitive market for cable television programming, the Company will need significant additional investment over the next four to five years. Such additional investment is necessary to improve programming and increase distribution which the Company anticipates ultimately will increase advertising revenues and result in substantial long term revenue increases.

The Company's Board of Directors has directed its Executive Committee and management to study the question of whether the Company should enter into, and the potential opportunities for, a strategic alliance, and to make
recommendations to the full Board regarding this proposal.    The Executive
Committee and management have been actively engaged in this study. Although numerous meetings with potential strategic partners have been held, these discussions are preliminary and no definitive proposals or targeted entities
have been identified.   The Executive Committee and management continue to
actively pursue identifying potential strategic alliance candidates.

Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance either that the Company will be able to locate sufficient funding in excess of the funds committed for 1998, or that it will be able to achieve a strategic alliance.

PART II.  OTHER INFORMATION

On May 3, 1998, the Company announced it is changing the trading name of the Network to Goodlife Television Network as part of its continued branding efforts.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  May 15, 1998


                                    THE NOSTALGIA NETWORK, INC.



                                    By: /s/Squire D. Rushnell
                                        ---------------------
                                    Squire D. Rushnell, President and
                                    Chief Executive Officer



                                    By: /s/ Martin A. Gallogly
                                        ----------------------
                                    Martin A. Gallogly, Vice President,
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
