Form 10-Q
period 1998-06-30
NOSTALGIA NETWORK INC
filed 1998-08-25
CIK 747178

--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998.

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

                               TABLE OF CONTENTS
                               -----------------



                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          June  30, 1998  and December 31, 1997                             3

          Statements of Operations
          For the Three and Six Months Ended June 30, 1998 and 1997         4

          Statements of Cash Flows
          For the Six Months Ended June 30, 1998 and 1997                   5

          Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7 - 11

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders            12

Item 5.   Other Information                                                12

Index to Exhibits                                                          14

Exhibit 27 - Financial Data Schedule                                       15

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          THE NOSTALGIA NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                    Jun. 30, 1998     Dec. 31, 1997
                                                                   ----------------  ----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $487,662        $1,803,189
  Accounts receivable, less allowance of $362,000
    and $467,000, respectively                                             863,637           723,766
  Prepaid expenses                                                         312,704           140,341
  Cablecast rights                                                       6,364,000         6,880,000
                                                                   ----------------  ----------------
      Total current assets                                               8,028,003         9,547,296

Programming and cablecast rights - net                                   6,074,865         5,956,646
Property and equipment - net                                             1,328,793         1,441,290
Other assets                                                                55,740            52,740
                                                                   ----------------  ----------------
      Total assets                                                     $15,487,401       $16,997,972
                                                                   ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term obligations                            5,172,368        $6,356,085
  Accounts payable                                                       4,138,003         2,354,245
  Accrued expenses and other liablilities                                  407,222           650,842
                                                                   ----------------  ----------------
      Total current liabilities                                          9,717,593         9,361,172
                                                                   ----------------  ----------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
  Notes payable - related parties                                       53,986,008        43,293,702
  Accrued interest payable and other                                       352,600           357,010
  Cablecast licenses and fees payable                                      925,119         2,338,835
                                                                   ----------------  ----------------
                                                                        55,263,727        45,989,547
                                                                   ----------------  ----------------
TOTAL LIABILITIES                                                       64,981,320        55,350,719
                                                                   ----------------  ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $2 par value, 125,000 shares authorized,
    3,250 issued and outstanding                                             6,500             6,500
  Common stock: $0.04 par value, 30,000,000 shares
    authorized, 20,274,371 and 20,241,037 shares issued
    and outstanding, respectively                                          810,975           810,975
  Additional paid-in capital                                            30,213,555        30,213,554
  Deficit                                                              (80,524,949)      (69,383,776)
                                                                   ----------------  ----------------
      Total stockholders' equity (deficit)                             (49,493,919)      (38,352,747)
                                                                   ----------------  ----------------
      Total liabilities and stockholders' equity (deficit)             $15,487,401       $16,997,972
                                                                   ================  ================

              See accompanying notes to the financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months           For the Six Months
                                                     Ended June 30,                Ended June 30,
                                               --------------------------   ------------------------------
                                                   1998         1997             1998            1997
                                               ------------  ------------   ---------------  -------------
OPERATING REVENUES
   Affiliate revenue                           $    659,178  $   745,786    $    1,387,977   $  1,318,533
   Advertising sales revenue                        764,148    1,363,051         1,432,034      2,634,924
                                               ------------  ------------   ---------------  -------------

      Total operating revenues                    1,423,326    2,108,837         2,820,011      3,953,457
                                               ------------  ------------   ---------------  -------------

OPERATING EXPENSES
   Programming, production and transmission       1,277,337    1,434,819         2,871,291      3,326,010
   Programming amortization                       1,767,542    1,594,278         3,598,668      3,515,423
   Sales and marketing                            1,294,103    1,462,615         3,969,170      3,771,093
   Finance, general and administration              715,470      719,176         1,499,986      1,575,901
                                               ------------  ------------   ---------------  -------------

      Total operating expenses                    5,054,452    5,210,888        11,939,115     12,188,427
                                               ------------  ------------   ---------------  -------------

LOSS FROM OPERATIONS                             (3,631,126)  (3,102,051)       (9,119,104)    (8,234,970)
                                               ------------  ------------   ---------------  -------------

OTHER INCOME AND (EXPENSE)
      Interest and other - net                     (953,455)    (451,414)       (2,022,069)    (1,083,719)
                                               ------------  ------------   ---------------  -------------

NET LOSS                                       $(4,584,581)  $(3,553,465)   $  (11,141,173)  $ (9,318,689)
                                                ===========  ============    ==============   ============

NET LOSS PER COMMON SHARE -- BASIC
   AND DILUTED                                      $(0.23)       $(0.18)           $(0.55)        $(0.46)
                                                ===========  ============    ==============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING             20,274,371   20,274,371        20,274,371     20,274,371
                                                ===========  ============    ==============   ============

              See accompanying notes to the financial statements

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            For the Six Months
                                                                              Ended June 30,
                                                                      ---------------------------------
                                                                           1998              1997
                                                                      ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(11,141,173)     $(9,318,689)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                     3,741,775        3,659,027
         Provision for losses on accounts receivable                         204,000          212,000
   Net change in operating assets and liabilities:
         (Increase)/decrease in accounts receivable                         (343,871)        (218,113)
         (Increase)/decrease in prepaid expenses and other assets           (175,363)           2,940
         Increase in accounts payable                                      1,783,758          466,010
         Increase in accrued expenses
            and other liabilities                                          1,444,276        1,149,626
                                                                      ----------------  ---------------

               Net cash used in operating activities                      (4,486,598)      (4,047,199)
                                                                      ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of programming and cablecast rights                    (2,625,884)        (226,324)
         Purchases of property and other assets                              (30,610)        (153,897)
                                                                      ----------------  ---------------

               Net cash used in investing activities                      (2,656,494)        (380,221)
                                                                      ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of long-term obligations                               (3,172,435)      (4,694,944)
         Proceeds from financing                                           9,000,000        9,000,000
                                                                      ----------------  ---------------

               Net cash provided by financing activities                   5,827,565        4,305,056
                                                                      ----------------  ---------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                            (1,315,527)        (122,364)

CASH AND CASH EQUIVALENTS - BEGINNING                                      1,803,189        1,421,011
                                                                      ----------------  ---------------

CASH AND CASH EQUIVALENTS - ENDING                                          $487,662       $1,298,647
                                                                       ===============   ==============


NONCASH INVESTING AND FINANCING ACTIVITIES:
         Vendor financing of programming rights                             $982,711         $266,000
                                                                       ===============   ==============

              See accompanying notes to the financial statements.

                          The Nostalgia Network, Inc.


                         NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On March 31, 1998, The Nostalgia Network, Inc. (the "Company"), issued two substitution and replacement notes to Crown Communications, Inc. ("Crown") and Concept Communications, Inc. ("Concept") (collectively, the "Majority Stockholders") in the amounts of $28,560,005 and $19,217,867, respectively, at 8.5% interest due February 1, 1999. These notes require minimum monthly interest payments of $60,000 in the aggregate and replace previously issued notes in the principal amounts of $27,250,000 and $18,112,194 plus $1,310,006 and $1,105,673 in accrued and unpaid interest, respectively. In April 1998, the company issued a promissory note to Crown in the maximum principal amount of $15,250,000 (the "Grid Note") at 8.5% due February 1, 1999. During the Six months ended June 30, 1998, the Company executed various promissory notes in favor of Crown in the amount of $5,250,000 at 8.5%, each due February 1, 1999. The Company has also drawn to date $3,750,000 of principal from the Grid Note, of which $2,000,000 was drawn subsequent to June 30, 1998. These notes are secured by the terms of certain Security Agreements between the Majority Stockholders and the Company, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, as disclosed in the Company's Form 10-K and in this Form 10-Q. Certain of these risks and uncertainties are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q. For a discussion of the risks that may have an impact on the Company's results, see the Company's report on Form 10-K for the year ended December 31, 1997.

Results of Operations
---------------------

Total revenues decreased $1,133,446 or 28.7% (from $3,953,457 to $2,820,011) for the six months ended June 30, 1998 (the "1998 Period") as compared with the six months ended June 30, 1997 (the "1997 Period") and decreased $685,511 or 32.5% (from $2,108,837 to $1,423,326) for the three months ended June 30, 1998 (the "1998 Quarter") as compared with the three months ended June 30, 1997 (the "1997 Quarter"). The decline resulted principally from advertising revenue decreases of $1,202,890, or 45.6% (from $2,634,924 to $1,432,034) for the 1998 Period and
$598,903, or 43.5% (from $1,363,051 to $764,148) for the 1998 Quarter.
Advertising revenue decreased principally due to decreased rates based on the Network's declining subscriber estimates during 1997. Infomercial sales decreased $1,032,947, or 57.1% (from $1,810,272 to $777,325) for the 1998 Period and decreased $546,819, or 62.1% (from $880,019 to $333,200) for the 1998
Quarter. Time devoted to infomercials decreased by 23% as a result of adding more movies to the overnight programming block. Rates charged for infomercials decreased by 44% as a result of market demand. Conventional advertising decreased $174,801 or 21.1% (from $829,510 to $654,709) for the 1998 Period and
$82,540, or 21% (from $391,665 to $309,125) for the 1998 Quarter. As a result of adding additional movies to the overnight programming block, commercial spot inventory increased by 15% while rates charged for commercial spots decreased by 31% as a result of market demand. Management anticipates these trends will continue until such time as the GoodLife TV Network (the "Network") subscriber estimates increase; however, increases in advertising rates typically occur several months following increased subscriber estimates.

Affiliate revenues increased by $69,444 , or 5.3% (from $1,318,533 to $1,387,977) for the 1998 Period and decreased by $86,608, or 11.6% (from $745,786 to $659,178) for the 1998 Quarter as a result of the Network's first time billing for C-band packagers and declines during 1997 in the Network's subscriber estimates, respectively. In recent years dramatic forces have reshaped the cable marketplace. Technological advances heralded to significantly increase system channel capacity have fallen far behind their promised levels of distribution; however, those delays have not deterred the launch of numerous new programming services to fill this anticipated new capacity. Many of the newer services being offered have significant strategic alliances with either system operators, sister channels or program developers which provide them with a competitive advantage that independent Companies do not enjoy. Further, many networks are offering significant per subscriber fees to buy their way onto cable systems. These dramatic changes to the cable marketplace have adversely impacted the Company since it does not match the per subscriber fees offered by many other networks. As a result, the Company has suffered further subscriber losses. Until such time as channel capacity increases significantly, or the Company has the resources to effectively compete in a pay-to-play environment, the Company will remain vulnerable to additional subscriber declines.

Management firmly believes that the Company's niche, Boomers and over, is a valuable market which currently is not being served by other networks. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As technology continues to change almost daily, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. It is actively pursuing development of new original programming which will be unique to the Network and specifically targeted to Boomers and over. In 1997, the Network commenced a consumer marketing campaign in specifically targeted markets as well as other consumer awareness activities. Repeatedly, in consumer market tests, the Company's product has been highly rated. Management believes investment in the Company's product and consumer awareness advertising will provide greater long-term benefit than diverting funds for short-term launch opportunities.

Operating expenses, net of $2,626,000 and $1,697,000 in capitalized programming costs for the 1998 Period and 1998 Quarter which respectively compared to none during the 1997 Period and 1997 Quarter, decreased $249,312, or 2.0% (from $12,188,427 to $11,939,115) for the 1998 Period and $156,436, or 3.0% (from
$5,210,888 to $5,054,452) for the 1998 Quarter. The decrease for the 1998 Period was primarily a result of a decrease of $454,719, or 13.7% (from $3,326,010 to $2,871,291) in programming, production and transmission costs and a decrease of $75,915, or 4.8% (from $1,575,901 to $1,499,986) in finance, general and administration costs. Offsetting these decreases was an increase of $83,245, or 2.4% (from $3,515,423 to $3,598,668) in programming amortization costs and $198,007, or 5.2% (from $3,771,093 to $3,969,170) in sales and marketing costs for the 1998 Period. The decrease for the 1998 Quarter was primarily the result of a net decrease of $157,482, or 11% (from $1,434,819 to $1,277,337) in programming, production and transmission costs as well as a decrease of $168,512, or 11.5% (from $1,462,615 to $1,294,103) in sales and marketing expenses. Offsetting these reductions was an increase of $173,264, or 10.9% (from $1,594,278 to $1,767,542) in programming amortization expense for the 1998 Quarter.

Programming, production and transmission costs, net of $2,626,000 and $1,697,000 in capitalized programming costs for the 1998 Period and 1998 Quarter which respectively compared to none during the 1997 Period and 1997 Quarter, have decreased primarily as a result of costs capitalized in association with production of new original programs as well as increased costs associated with improving the Network's on-air look. Programming amortization costs have increased by $83,245, or 2.4% (from $3,515,423 to $3,598,668) for the 1998
Period and $173,264, or 10.9% (from $1,594,278 to $1,767,542) for the 1998
Quarter as a result of changes in the Network's programming lineup and programming contracts. The Company expects to incur additional increases in future programming and studio production costs as a consequence of the Network's programming initiatives and the creation of new original programs which has continued in 1998. These additional future expenditures will adversely impact the Company's results of operations in the short-term; however, management believes they are critical to the Company's long-term survival and growth.

Sales and marketing expenses have increased by $198,077, or 5.2% (from $3,771,093 to $3,969,170) for the 1998 Period and decreased $168,512, or 11.5%
(from $1,462,615 to $1,294,103) for the 1998 Quarter due to the timing of convention events, advertising campaigns, additional consulting efforts and increased production quality.

Finance, general and administrative costs decreased by $75,915, or 4.8% (from $1,575,901 to $1,499,986) for the 1998 Period and $3,706, or .5% (from $719,176 to $715,470) for the 1998 Quarter. This decrease was primarily attributed to decreased legal and professional fees of $86,016, or 28% (from $307,352 to $221,336) for the 1998 Period.

As a result of decreased revenues ($1,133,446); increased sales and marketing costs ($198,077); increased programming amortization costs ($83,245); offset by decreased programming, production and transmission costs ($454,719); and decreased finance general and administrative expenses ($75,915); the Company's loss from operations increased $884,134, or 10.7% (from $8,234,970 to $9,119,104) for the 1998 Period. As a result of decreased revenues ($685,511); increased programming amortization costs ($173,264); offset by decreased sales and marketing costs ($168,512); decreased programming, production and transmission costs ($157,482); and decreased finance general and administrative expenses ($3,706); the Company's loss from operations increased $529,075, or 17% (from $3,102,051 to $3,631,126) for the 1998 Quarter.

Other expense increased $938,350 or 86.6% (from $1,083,719 to $2,022,069) for the 1998 Period and $502,041, or 111.2% (from $451,414 to $953,455) for the 1998
Quarter, primarily as a result of interest on additional loans.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $1,803,189 at December 31, 1997 to $487,662 at June 30, 1998, principally due to cash outlays to cover increased operating expenses and repayments of certain debts. Working capital decreased from $186,124 at December 31, 1997 to a deficit of ($1,689,590), or 807.8% at June 30, 1998 principally as a result of increased accounts payable and reduced cash balances. Cablecast rights have decreased by $397,781 or (3.2%) since year-end as a result of amortization of the Network's programming acquisitions. Total liabilities increased primarily due to $9,000,000 in additional financing.

Cash flows from operating activities decreased by $439,399, or 10.9% during the 1998 Period compared to the 1997 Period principally as a result of the increased loss from operations of $1,822,484 offset by increased accounts payable. The increased loss was due primarily to decreases in revenues combined with increased costs. Amortization expense increased by $82,748 over the 1997 Period as a result of further enhancements to the Network's programming. Provision for losses on accounts receivable decreased by $8,000 to $204,000 in the 1998 Period compared to $212,000 during the 1997 Period as a result of additional exposure to bad debt risks. Accounts receivable increased $343,871, compared to an increase of $218,113 during the 1997 Period. Accounts payable increased $1,783,758 in the 1998 Period compared to an increase of $466,010 during the 1997 Period as a result of increased operating expenses. Interest and other payables to related parties increased by $1,444,276 in the 1998 Period compared to $1,149,626 during the 1997 Period primarily as a result of interest on additional loans.

Cash used in investing activities was ($2,656,494) during the six months ended June 30, 1998 Period compared to $380,221 used during the 1997 Period primarily as a result of increased purchases of cablecast rights.

Cash flows from financing activities increased $1,522,509, or 35.4% during the 1998 Period compared to the 1997 Period due principally to a reduction in the repayment of long term debt of $1,522,509 or 32.4% (from $4,694,944 to $3,172,435).

The Majority Stockholders have committed to provide up to an additional $11,500,000 in debt financing during the balance of the calendar year, $2,000,000 of which has been received subsequent to June 30, 1998 from Crown. Management believes that these funds will be sufficient to satisfy its operating needs for 1998. In connection with the additional borrowings and the Majority Stockholders' agreement to extend the due dates on the financing to February 1, 1999, the Company has entered into the Security Agreements covering substantially all the Company's assets in favor of the Majority Stockholders.

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

The Company's Board of Directors has directed its Executive Committee and management to study the question of whether the Company should enter into a strategic alliance, and to make recommendations to the full Board regarding this proposal. The Executive Committee and management have actively studied this alternative and have had preliminary discussions with a number of potential strategic partners. These discussions are preliminary and no definitive proposals or targeted entities have been identified. The Executive Committee and management will continue to actively pursue identifying potential strategic alliance candidates.

Because of the unpredictable factors involved in the search for strategic alliances, and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance either that the Company will be able to locate sufficient funding in excess of the funds committed for 1998, or that it will be able to achieve a strategic alliance.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Stockholders was held on June 10, 1998.    The
nominees for Director elected at the meeting were as follows:

                                                    Votes Cast
                                  ----------------------------------------------
                                       For           Against         Withheld
                                  --------------  --------------  --------------

Christopher A. Cates                19,032,687        46,500            -
Floyd Christofferson                19,058,187        21,000            -
Diane M. Faure                      19,058,187        21,000            -
Hiroshi Goto                        19,058,187        21,000            -
Dong Moon Joo                       19,058,187        21,000            -
Dr. S. Lichter                      19,058,187        21,000            -
Fred W. Newton                      19,058,187        21,000            -
SQuire D. Rushnell                  19,058,187        21,000            -
Ambassador Phillip Sanchez          19,058,187        21,000            -
Robert J. Wussler                   19,058,187        21,000

The appointment of BDO Seidman, LLP as independent accountants for 1998 was ratified by a vote of 19,036,968 for, 41,500 against, 719 abstain.

The proposal to approve stock options of SQuire D. Rushnell, President of the Company were approved by a vote of 18,994,469 for, 83,687 against, 826 abstain.

ITEM 5. OTHER INFORMATION

Stockholders who intend to submit proposals to be included in the Company's proxy materials may do so in compliance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934. As stated in the Company's proxy statement dated April 10, 1998, the last date any such proposal will be received by the Company for inclusion in the Company's proxy materials relating to the 1999 Annual Meeting is December 31, 1998. For those stockholder proposals which are not submitted in accordance with Rule 14a-8, the Company's designated proxies may exercise their discretionary voting authority for any proposal received after April 10, 1999, without any discussion of the proposal in the Company's proxy materials.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  August 21, 1998


                                    THE NOSTALGIA NETWORK, INC.



                                    By: /s/ Squire D. Rushnell
                                        ---------------------------------------
                                        Squire D. Rushnell, President and
                                        Chief Executive Officer



                                    By: /s/ Martin A. Gallogly
                                        ---------------------------------------
                                        Martin A. Gallogly, Vice President,
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