Form 10-Q
period 1998-09-30
NOSTALGIA NETWORK INC
filed 1998-11-16
CIK 747178

--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from .................... to ....................

                         COMMISSION FILE NUMBER 0-13102


                          THE NOSTALGIA NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     84-0923659
(State or other jurisdiction of incorporation)     (I.R.S. Employer Identification No.)


650 MASSACHUSETTS AVENUE NW, WASHINGTON, DC                       20001
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

                                                             YES [X]     NO [_]

The number of shares of the Registrant's Common Stock, $.04 par value, as of the close of the period covered by this Report was 20,274,371.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                                 Page No.
                                                                                 --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of
          September 30, 1998  and December 31, 1997                                 3

          Statements of Operations
          For the Three and Nine Months Ended September 30, 1998 and 1997           4

          Statements of Cash Flows
          For the Nine Months Ended September 30, 1998 and 1997                     5

          Notes to Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                           7 - 11

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                11

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                       12

Item 2.   Changes in Securities and Use of Proceeds                                12

Item 3.   Default upon Senior Securities                                           12

Item 4.   Submission of Matters to a Vote of Security Holders                      12

Item 5.   Other Information                                                        12

Item 6.   Exhibits and Report on Form 8-K                                          12

Exhibit 27 - Financial Data Schedule

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          THE NOSTALGIA NETWORK, INC.
                                BALANCE SHEETS

                                                                      (Unaudited)
                                                                     Sep. 30, 1998     Dec. 31, 1997
                                                                   ----------------  -----------------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $1,029,056        $1,803,189
  Accounts receivable, less allowance of $183,000
    and $467,000, respectively                                             934,318           723,766
  Prepaid expenses                                                         256,938           140,341
  Cablecast rights                                                       6,230,000         6,880,000
                                                                   ----------------  -----------------

      Total current assets                                               8,450,312         9,547,296

Programming and cablecast rights - net                                   5,707,330         5,956,646
Property and equipment - net                                             1,260,095         1,441,290
Other assets                                                                56,740            52,740
                                                                   ----------------  -----------------

      Total assets                                                     $15,474,477       $16,997,972
                                                                   ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term obligations                           $4,720,478        $6,356,085
  Accounts payable                                                       4,184,123         2,354,245
  Accrued expenses and other liablilities                                  426,203           650,842
                                                                   ----------------  -----------------

      Total current liabilities                                          9,330,804         9,361,172
                                                                   ----------------  -----------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
  Notes payable - related parties                                       61,009,108        43,293,702
  Accrued interest payable and other                                       350,396           357,010
  Cablecast licenses and fees payable                                      314,467         2,338,835
                                                                   ----------------  -----------------

                                                                        61,673,971        45,989,547
                                                                   ----------------  -----------------

TOTAL LIABILITIES                                                       71,004,775        55,350,719
                                                                   ----------------  -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $2 par value, 125,000 shares authorized,
    3,250 issued and outstanding                                             6,500             6,500
  Common stock: $0.04 par value, 30,000,000 shares
    authorized, 20,274,371 and 20,241,037 shares issued
    and outstanding, respectively                                          810,975           810,975
  Additional paid-in capital                                            30,213,555        30,213,554
  Deficit                                                              (86,561,328)      (69,383,776)
                                                                   ----------------  -----------------

      Total stockholders' equity (deficit)                             (55,530,298)      (38,352,747)
                                                                   ----------------  -----------------

      Total liabilities and stockholders' equity (deficit)             $15,474,477       $16,997,972
                                                                   ================  =================

              See accompanying notes to the financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months             For the Nine Months
                                                Ended September 30, 1998           Ended September 30,
                                           -------------------------------  --------------------------------
                                                1998            1997             1998             1997
                                           ----------------  -------------  ---------------  ---------------
OPERATING REVENUES
  Affiliate revenue                               584,444        546,551        1,972,421        1,865,084
  Advertising sales revenue                       556,439        963,715        1,966,203        3,598,639
  Other                                            13,195        129,689           35,465          129,689
                                           ----------------  -------------  ---------------  ---------------

    Total operating revenues                    1,154,078      1,639,955        3,974,089        5,593,412
                                           ----------------  -------------  ---------------  ---------------
OPERATING EXPENSES
  Programming, production and transmission      1,534,684        954,341        4,405,975        4,280,351
  Programming amortization                      1,767,510      1,521,239        5,366,178        5,036,662
  Sales and marketing                           1,934,915      1,669,171        5,904,085        5,440,264
  Finance, general and administration             764,591        500,389        2,264,577        2,076,290
                                                        0              0                0                0
                                           ----------------  -------------  ---------------  ---------------

    Total operating expenses                    6,001,700      4,645,140       17,940,815       16,833,567
                                           ----------------  -------------  ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                  (4,847,622)    (3,005,185)     (13,966,726)     (11,240,155)
                                           ----------------  -------------  ---------------  ---------------
OTHER INCOME AND (EXPENSE)
    Interest income (expense) - net            (1,188,750)      (685,435)      (3,210,819)      (1,769,154)
                                           ----------------  -------------  ---------------  ---------------

INCOME (LOSS) BEFORE PROVISION FOR
  FEDERAL INCOME TAXES                         (6,036,372)    (3,690,620)     (17,177,545)     (13,009,309)

PROVISION FOR FEDERAL INCOME TAXES                      0              0                0                0
                                           ----------------  -------------  ---------------  ---------------

NET INCOME (LOSS)                             $(6,036,372)   $(3,690,620)     (17,177,545)     (13,009,309)
                                           ================  =============   ==============   ==============

NET INCOME (LOSS) PER COMMON SHARE                 $(0.30)        $(0.18)          $(0.85)          $(0.64)
                                           ================  =============   ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING             20,274,371     20,274,371      20,274,371       20,274,371
                                           ================  =============   ==============   ==============


              See accompanying notes to the financial statements

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                             ----------------  ----------------
                                                                  1998              1997
                                                             ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(17,177,545)     $(13,009,309)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                 5,580,937         5,268,038
    Provision for losses on accounts receivable                     234,000                 -
  Net change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                     (444,552)          195,715
    (Increase) decrease in prepaid expenses and other assets       (120,597)          (17,568)
    Increase in accounts payable                                  1,829,878           192,401
    Increase in accrued expenses
     and other liabilities                                        2,484,144         1,323,682
                                                             ----------------  ----------------

      Net cash used in operating activities                      (7,613,735)       (6,047,041)
                                                             ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of programming and cablecast rights                (4,466,858)       (2,492,350)
    Purchases of property and other assets                          (33,565)         (284,854)
                                                             ----------------  ----------------

      Net cash used in investing activities                      (4,500,423)       (2,777,204)
                                                             ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term obligations                           (3,659,975)       (5,610,641)
    Proceeds from financing                                      15,000,000        14,000,000
                                                             ----------------  ----------------

      Net cash provided by financing activities                  11,340,025         8,389,359
                                                             ----------------  ----------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                     (774,133)         (434,886)

CASH AND CASH EQUIVALENTS - BEGINNING                             1,803,189         1,421,011
                                                             ----------------  ----------------
CASH AND CASH EQUIVALENTS - ENDING                               $1,029,056          $986,125
                                                              ===============   ===============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Vendor financing of programming rights                         $743,750        $1,239,500
                                                              ===============   ===============

              See accompanying notes to the financial statements.

                          The Nostalgia Network, Inc.


                         NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1997 of The Nostalgia Network, Inc. (the "Company"), filed with the Securities and Exchange Commission, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On March 31, 1998, the Company issued two substitution and replacement notes to Crown Communications, Inc. ("Crown") and Concept Communications, Inc. ("Concept") (collectively the "Majority Stockholders") in the amounts of $28,560,005 and $19,217,867, respectively, at 8.5% interest due February 1, 1999. These notes require minimum monthly interest payments of $60,000 in the aggregate and replace previously issued notes in the principal amounts of $27,250,000 and $18,112,194 plus $1,310,006 and $1,105,673 in accrued and unpaid interest, respectively. In April 1998, the Company issued a promissory note to Crown in the maximum principal amount of $15,250,000 (the "Grid Note") at 8.5% due February 1, 1999. To date, the Company has drawn $12,850,000 of principal from the Grid Note, $2,100,000 of which has been received subsequent to September 30, 1998. During the three months ended March 31, 1998, the Company also executed various promissory notes in favor of Crown in the amount of $4,250,000 at 8.5%, each due February 1, 1999, which are included in the Substitution and Replacement Notes discussed above. These notes are secured by the terms of certain Security Agreements between the Majority Stockholders and the Company, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain "forward-looking statements" which represents the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, as disclosed in the Company's Form 10-K and in this Form 10-Q. Certain of these risks and uncertainties are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those
described in this Form 10-Q.   For a discussion of the risks that may have an
impact on the Company's results, see the Company's report on Form 10-K for the year ended December 31, 1997.

Results of Operations
---------------------

Total revenues decreased $1,619,323, or 29.0% (from $5,593,412 to $3,974,089)
for the nine months ended September 30, 1998 (the "1998 Period") as compared with the nine months ended September 30, 1997 (the "1997 Period") and decreased $485,877, or 29.6% (from $1,639,955 to $1,154,078) for the three months ended
September 30, 1998 (the "1998 Quarter") as compared with the three months ended September 30, 1997 (the "1997 Quarter"). The decline resulted principally from advertising revenue decreases of $1,632,436, or 45.3% (from $3,598,639 to $1,966,203) for the 1998 Period and $407,276, or 42.2% (from $963,715 to
$556,439) for the 1998 Quarter. Advertising revenue decreased principally due to decreased rates based on Goodlife TV Network's (the "Network") declining subscriber estimates during 1997. Infomercial sales decreased $1,363,151, or 56.2% (from $2,424,461 to $1,061,310) for the 1998 Period and decreased
$330,204, or 53.8% (from $614,189 to $283,985) for the 1998 Quarter. Time devoted to infomercials decreased by 25% as a result of adding more movies to the overnight programming block. Rates charged for infomercials decreased by 41% as a result of market demand. Conventional advertising decreased $269,285 or 22.9% (from $1,174,178 to $904,893) for the 1998 Period and $77,072, or 22.1%
(from $349,526 to $272,454) for the 1998 Quarter. As a result of adding additional movies to the overnight programming block, commercial spot inventory increased by 13% while rates charged for commercial spots decreased by 32% as a result of market demand. Management anticipates these trends will continue until such time as the GoodLife TV Network subscriber estimates increase; however, increases in advertising rates typically occur several months following increased subscriber estimates.

Affiliate revenues increased by $107,337, or 5.8% (from $1,865,084 to $1,972,421) for the 1998 Period and increased by $37,893, or 6.9% (from $546,551 to $584,444) for the 1998 Quarter as a result of the Network's first time billing for C-band packagers and slightly higher Network subscriber estimates, respectively. In recent years, dramatic forces have reshaped the cable marketplace. Technological advances heralded to significantly increase system channel capacities have fallen far behind their promised levels of distribution; however, those delays have not deterred the launch of numerous new programming services to fill this anticipated new capacity. Many of the newer services being offered have significant strategic alliances with either system operators, sister channels or program developers which provide them with a competitive advantage that independent companies do not enjoy. Further, many networks are offering significant per subscriber fees to buy their way onto cable systems. These dramatic changes to the cable marketplace have adversely impacted the Company since it does not match the per subscriber fees offered by many other networks. Until such time as channel capacity increases significantly, or the Company has the resources to effectively compete in a pay-to-play environment, the Company will remain vulnerable to potential subscriber declines.

Management firmly believes that the Company's niche, baby boomers and older generations, is a valuable market which currently is not being served by other networks. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in the year 2000. As technology continues to change almost daily, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. It is actively pursuing development of new original programming which will be unique to the Network and specifically targeted to Boomers and over. In 1997, the Network commenced a consumer marketing campaign in specifically targeted markets as well as other consumer awareness activities. Repeatedly, (in consumer market tests), the Company's product has been highly rated. Management believes investment in the Company's product and consumer awareness advertising will provide greater long-term benefit than diverting funds for short-term launch opportunities.

Operating expenses, net of $3,637,000 and $1,011,000 in capitalized programming costs for the 1998 Period and 1998 Quarter, which respectively compared to $2,608,000 and none for the 1997 Period and 1997 Quarter, increased $1,107,248, or 6.6% (from $16,833,567 to $17,940,815) for the 1998 Period and $1,356,560, or
29.2% (from $4,645,140 to $6,001,700) for the 1998 Quarter. The increase for the 1998 Period was a result of an increase of $463,821, or 8.5% (from $5,440,264 to $5,904,085) in sales and marketing costs, an increase of $329,516, or 6.5% (from $5,036,662 to $5,366,178) in programming amortization costs, an increase of $188,287, or 9.1% (from $2,076,290 to $2,264,577) in finance, general &
administrative costs and an increase of $125,624, or 2.9% (from $4,280,351 to $4,405,975) in net programming, production and transmission costs. The increase for the 1998 Quarter was primarily the result of an increase of $580,343, or 60.8% (from $954,341 to $1,534,684) in net programming, production and transmission costs, an increase of $265,744, or 15.9% (from $1,669,171 to $1,934,915) in sales and marketing costs, an increase of $264,202, or 52.8% (from $500,389 to $764,591) in finance, general & administrative costs and an increase of $246,271, or 16.2% (from $1,521,239 to $1,767,510) in programming amortization costs.

Programming, production and transmission costs, net of $3,637,000 and $1,011,000 in capitalized programming costs for the 1998 Period and 1998 Quarter, which respectfully compared to $2,608,000 and none for the 1997 Period and 1997 Quarter, increased $125,624, or 2.9% (from $4,280,351 to $4,405,975) for the
1998 Period and $580,343, or 60.8% (from $954,341 to $1,534,684) for the 1998
Quarter. The increase is primarily a result of higher investment for original programming within the 1998 Period. Programming amortization costs have increased by $329,516, or 6.5% (from $5,036,662 to $5,366,178) for the 1998
Period and $246,271 or 16.2% (from $1,521,239 to $1,767,510) for the 1998
Quarter as a result of changes in the Network's programming lineup and programming contracts. The Company expects to incur additional increases in future programming and studio production costs as a consequence of the Network's programming initiatives and the creation of new original programs which has continued in 1998. These additional future expenditures will adversely impact the Company's results of operations in the short-term; however, management believes they are critical to the Company's long-term survival and growth.

Sales and marketing expenses increased by $463,821, or 8.5% (from $5,440,264 to $5,904,085) for the 1998 Period and increased $265,744, or 15.9% (from $1,669,171 to $1,934,915) for the 1998 Quarter. Conventions increased $514,587, or 101.9% (from $504,876 to $1,019,463) for the 1998 Period and $265,596, or
154.7% (from $171,656 to $437,252) for the 1998 Quarter primarily due to the increased participation in certain convention events and certain trade shows. National programs decreased $45,290, or 100.0% (from $45,290 to $0) for the 1998 Period but increased $116,514, or 100.0% (from $0 to $116,514) for the 1998 Quarter also primarily due to the timing of these events. Professional fees increased $288,094, or 46.0% (from $625,934 to $914,028) for the 1998 Period and increased $133,355, or 55.2% (from $241,636 to $374,991) for the 1998 Quarter primarily as a result of increased consulting, public relations, data processing and rating service fees. Marketing allowance expenses increased $188,281, or 501.8% (from $37,518 to $225,799) for the 1998 Period and $136,749, or 3,937.5%
(from $3,473 to $140,222) for the 1998 Quarter principally as a result of increased cross channel promotional advertising. Program guide expense increased $112,448, or 75.9% (from $148,153 to $260,601) for the 1998 Period and $43,564, or 84.4% (from $51,616 to $95,180) for the 1998 Quarter primarily as a result of increased printing, shipping and postage costs. Advertising expenses decreased $491,747, or 29.1% (from $1,691,806 to $1,200,059) for the 1998 Period and
$304,771, or 70.1% (from $434,585 to $129,814) for the 1998 Quarter primarily due to the timing of advertising campaigns as well as lower consumer awareness and trade advertising. Travel and entertainment expenses decreased $92,124, or 20.0% (from $460,001 to $367,877) for the 1998 Period and $53,474, or 34.0%
(from $157,218 to $103,744) for the 1998 Quarter due to the timing of planned sales calls and meetings with customers. Salaries and benefits increased $69,921, or 17.0% (from $411,847 to $481,768) for the 1998 Quarter as a result of increased staffing associated with increased sales and marketing efforts.

Finance, general and administrative costs increased by $188,287 or 9.1% (from $2,076,290 to $2,264,577) for the 1998 Period and $264,202, or 52.8% (from
$500,389 to $764,591) for the 1998 Quarter. This increase was primarily attributed to increased bad debt expense of $226,567, or 3,048.1% (from $7,433 to $234,000) for the 1998 Period and an increase of $234,415, or 114.7% (from

$(204,415) to $30,000) for the 1998 Quarter as well as increased salaries and benefits of $73,509, or 9.3% (from $791,704 to $865,213) for the 1998 Period, offset by decreased legal and professional fees of $70,999, or 15.9% (from $447,420 to $376,421) for the 1998 Period.

As a result of decreased revenues ($1,619,323), increased sales and marketing costs ($463,821), increased programming amortization costs ($329,516), increased net programming, production and transmission costs ($125,624), and increased finance, general & administrative expenses ($188,287), the Company's loss from operations increased $2,726,571, or 24.3% (from $11,240,155 to $13,966,726) for the 1998 Period. As a result of decreased revenues ($485,877), increased programming amortization costs ($246,271), increased sales and marketing costs ($265,744), increased net programming, production and transmission costs ($580,343), and increased finance, general and administrative expenses ($264,202), the Company's loss from operations increased $1,842,437, or 61.3% (from $3,005,185 to $4,847,622) for the 1998 Quarter.

Other expense increased $1,441,665, or 81.5% (from $1,769,154 to $3,210,819) for the 1998 Period and $503,315, or 73.4% (from $685,435 to $1,188,750) for the
1998 Quarter, primarily as a result of interest on additional loans.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $1,803,189 at December 31, 1997 to $1,029,056 at September 30, 1998, principally due to cash outlays to cover increased operating expenses
and repayments of certain debts.   Working capital decreased from $186,124 at
December 31, 1997, to a deficit of ($880,492), or 573.1% at September 30, 1998, principally as a result of increased accounts payable and reduced cash balances. Cablecast rights decreased by $899,316, or 7.0% since year-end as a result of amortization of the Network's programming acquisitions. Total liabilities increased primarily due to $15,000,000 in additional financing.

Cash used in operating activities increased by $1,566,694, or 25.9% during the 1998 Period compared to the 1997 Period principally as a result of an increased net loss from operations of $4,168,236 and an increase in accounts receivable of $640,267 offset by an increase in accounts payable and accrued expenses and other liabilities of $1,637,477 and $1,160,462, respectively. The increased loss was due primarily to decreases in revenues combined with increased costs.

Cash used in investing activities increased by $1,723,219, or 62.0% (from $(2,777,204) to $(4,500,423)) during the 1998 Period compared to the 1997 Period primarily due to an increase of $1,974,508, or 79.2% (from $(2,492,350) to $(4,466,858)) for purchases of programming and cablecast rights offset by a decrease in property and other asset acquisitions of $251,289, or 88.22% (from $(284,854) to $(33,565)).

Cash flows from financing activities increased $2,950,666, or 35.2% (from $8,389,359 to $11,340,025) during the 1998 Period compared to the 1997 Period due to a reduction in the repayment of long-term obligations of $1,950,666, or 34.8% (from $5,610,641 to $3,659,975) and financing increases of $1,000,000, or 7.1% (from $14,000,000 to
$15,000,000).

The Majority Stockholders have committed to endeavor to provide up to an additional $6,418,000 in debt financing during the balance of the calendar year, $2,100,000 of which has been received subsequent to September 30, 1998 from Crown. Management believes that these funds will be sufficient to satisfy its operating needs for 1998. In connection with the additional borrowings and the Majority Stockholders' agreement to extend the due dates on the financing to February 1, 1999, the Company entered into Security Agreements covering substantially all the Company's assets in favor of the Majority Stockholders.

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

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. Management believes that the Company's systems are compliant or will be compliant by mid-1999. All maintenance and modifications costs are being expensed as incurred, while the costs of new software, when material, are being capitalized and amortized over its expected useful life. The cost of the Year 2000 compliance program has not been and is not anticipated to be material to the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        None.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.  OTHER INFORMATION.

Stockholders who intend to submit proposals to be included in the Company's proxy materials may do so in compliance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934. As stated in the Company's proxy statement dated April 10, 1998, the last date any such proposal will received by the Company for inclusion in the Company's proxy material relating to the 1999 Annual Meeting is December 31, 1998. For those stockholder proposals which are not submitted in accordance with Rule 14a-8, the Company's designated proxies may exercise their discretionary voting authority for any proposal received after December 31, 1998, without any discussion of the proposal in the Company's proxy materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO. 3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

EXHIBIT NO. 3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the
                Registrant's Report on Form 10-K for the Year Ended December 31, 1994, and incorporated herein by reference thereto)

EXHIBIT NO. 27  Financial Data Schedule as required by Item 601 (c) of
                Regulation S-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  November 14, 1998


                                    THE NOSTALGIA NETWORK, INC.



                                    By: /s/ SQuire D. Rushnell
                                        ----------------------
                                    SQuire D. Rushnell, President and
                                    Chief Executive Officer



                                    By: /s/ Martin A. Gallogly
                                        ----------------------
                                    MartinA. Gallogly, Vice President,
                                    Treasurer and Chief Financial Officer