Form 10-K405
period 1998-12-31
NOSTALGIA NETWORK INC
filed 1999-03-31
CIK 747178

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO. 0-13102

                          THE NOSTALGIA NETWORK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                       84-0923659
     (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
           OF INCORPORATION)                              IDENTIFICATION NO.)

    650 MASSACHUSETTS AVENUE, N.W.                               20001
           WASHINGTON, D.C.                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 289-6633

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                               ON WHICH REGISTERED
      -------------------                               -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X]

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 23, 1999 was approximately $377,000 based upon the last reported price for the Company's Common Stock on such date. The Company had 20,274,371 shares of Common Stock and 3,250 shares of Preferred Stock outstanding on March 23, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-13 of this Form 10-K.

================================================================================

                                     PART I


ITEM 1.      BUSINESS

    The Nostalgia Network, Inc. (the "Company" ) operates a television programming service, GoodLife TV Network (the "Service" or "Network"), which offers a variety of entertainment, information and lifestyle programming exemplifying traditional American culture, values and a sense of community. This programming mix targets the most neglected audience on television, America's Boomer and over audience. The Company was originally incorporated in Colorado in 1983. In 1987, the Company changed its name from Boston Investments, Inc., and reincorporated in Delaware through a merger into its wholly-owned subsidiary.

FINANCIAL INFORMATION

    During 1998, the Network continued to focus on rebuilding and rebranding its programming. In an effort to differentiate itself from its many competitors, and in response to comments from cable system operators, the Network continued its efforts to increase original programming. As part of its branding efforts, the Network adopted the name GoodLife TV Network (after a transitional period using the name Nostalgia Good-tv) which was deemed by management to be more descriptive of the Network's emphasis on values oriented programming, free of sex and violence.

    The Company also continued its efforts to grow its subscriber base, increasing it by 658,000 subscribers. At December 31, 1998, the Company had 7,718,000 subscribers, compared to 7,060,000 subscribers at December 31, 1997. The Service Transmission Agreement between the Company and National Digital Television Center providing for digital distribution of the Network's signal through the Headend in the Sky program ("HITS") contributed significantly to the Company's increase in subscribers.

    The Company also continued in its analysis of and efforts to seek a strategic alliance. The Company has engaged in active discussions with several possible strategic partners, but no serious discussions have occurred. There can be no assurance that the Company will be able to obtain a strategic partner, or that any strategic partner will be willing to invest the sums required by the Company in order to continue to grow the Network's subscriber base.

    In March 1999, to more closely align its sales and marketing activities, the Company determined to consolidate these efforts at its headquarters in Washington, DC. Consistent with this decision, the Company determined to close its Englewood, Colorado and Ft. Washington, Pennsylvania offices, resulting in a reduction of its staffing levels by eleven positions.

    For a description of the revenue obtained by the Company from external customers and the Company's loss and total assets, see the Company's audited financial statements for the fiscal year ended December 31, 1998 and Notes thereto. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Financing for the Network has previously been provided by the Company's majority stockholders, Concept Communications, Inc. ("Concept"), and Concept's parent company, Crown Communications, Inc. ("Crown") (together the "Majority Stockholders"). Crown loaned $19,000,000 to the Company during 1998. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." From January 1, 1999 through March 23, 1999, the Company received an additional $8,000,000 in debt financing from Crown, accruing interest at approximately 7.75%. Crown has committed to provide an additional $7,000,000 to the Company, to be advanced as needed during 1999.
The Company believes that these funds in addition to revenues from continuing operations will be sufficient to satisfy its operating needs for 1999.

DESCRIPTION OF BUSINESS

    The Network's programming is telecast over a network of cable television, wireless cable, satellite and video-dial-tone systems (each an "Affiliate"). The Company uplinks its programming from its facilities in Alexandria, Virginia to a satellite which then transmits the programming to the Affiliates. The Company derives revenue primarily from the sale of advertising time and from fees paid by Affiliates for its programming. According to Kagan's Economics of Basic Cable Networks, 1997 Edition ("Kagan"), there are over 78 million basic cable subscribers in the United States and the industry reaches approximately 79.0% of all television households. Kagan projects that 83.0% of all households having at least one television will have at least basic cable by 2000.

1.   Affiliated Cable Systems and Subscribers

    The Network's programming is distributed by approximately 1,281 Affiliates, from which the Network derives fees, typically based upon the number of monthly subscribers in each Affiliate's system. On December 31, 1998, the Network had 7,718,000 subscribers, an increase of 9.3% from December 31, 1997, when the Network had 7,060,000 subscribers. The length of each Affiliate contract varies, but generally ranges from three to five years. Certain of the Network's Affiliate contracts have expired and carriage is currently provided on a month-to-month basis. Many of these Affiliates have declined to enter into new contracts until their plans for channel expansion are completed. In 1998, the Network had revenues of $2,531,000 from Affiliate fees. Two multiple system operator Affiliates accounted for 18.0% and 13.0% of Affiliate revenue in 1998.

    Each Affiliate has a limited number of "channels" over which programming can be distributed to its subscribers. The must carry/retransmission consent provisions of the Cable Act of 1992 caused Affiliates to increase the number of channels allocated to broadcasters and affiliates of broadcasters, resulting in a corresponding decrease in the number of channels available to independent networks such as the Network. As a result of intense competition among cable networks for this reduced number of channels, the per subscriber fees received from Affiliates have declined and may continue to decline. See Part II, Item
7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

2.   Advertising

    The Company also derives revenues from the sale of advertising receiving fees for approximately, on average, 10 minutes of advertising time per hour of programming, with an additional two minutes of each hour of programming reserved for the use of Affiliates. The Company also derives advertising revenue from the sale of time for infomercials, which are program length advertisements, and from programming sponsorship and home shopping revenue sharing arrangements. In 1998, the Company derived revenues of $2,966,000 from advertising.

3.   Demographics and Ratings

    According to Nielsen's Homevideo Index's ("NHI") Fourth Quarter 1998 Audience Composition Report, the Network was first in Viewers Per Viewing Household for both Post-49 Adults, as well as both Men and Women 35+, during prime time (Monday through Friday, 8:00 p.m. through 11:00 p.m.). The Network's ratings during prime time, as measured by NHI, reflect the Network's growing share of household viewers. The following is a summary of the Network's prime time ratings for the last five years:

                 YEAR            AVERAGE                      HIGH
                 ----            -------                      ----
                 1994                0.2                       0.4
                 1995                0.3                       0.5
                 1996                0.5                       0.6
                 1997                0.7                       0.8
                 1998                0.7                       0.9

4.   Programming

    The Network has continued to expand and improve its original programming. Following are descriptions of programs aired on GoodLife TV Network during 1998.

GTV Ballroom DanceSport (Original)
Competition dancing has become one of the fastest growing trends in the United States. Through its exclusive agreement with DanceSport America, the Network covers major dance competitions, including the national championships in Miami. This exciting program showcases not only the top champions in each class, but also provides insight into the techniques and fine points of competition.

Cafe DuArt (Original)
Renowned impressionist/comedian Louise DuArt serves as the owner/hostess of a New York cabaret club where a wide variety of famous guests interact with the club's staff in comedic settings. Musical variety acts are intertwined in the comedic setting to provide a well balanced source of entertainment.

The Real Me Autobiographies (Original)
Set in a casual atmosphere, The Real Me Autobiographies provides a unique insight into the lives and significant influences of its guest hosts as they tell their own stories in their own words.

The Bull & The Bear (Original)
The "Siskel and Ebert" of Wall Street, hosts Llewellyn King and Linda Gasperillo answer viewer calls to provide unique insight into stocks and investment opportunities.

More Money with the Dolans (Original)
Ken and Daria Dolan, "the first family of finance," present a one hour televised version of their nationally syndicated daily radio program on money issues. On More Money with the Dolans, Network viewers can call in questions to Ken and Daria about retirement plans, investment and tax strategies, saving money for college or how to get a good buy on a new car.

TV Book Shop (Original)
TV Book Shop interviews today's top authors on books of a particular interest to the Network's audience. Going beyond just an overview of their latest work, TV Book Shop probes the author's writing style and personal background.
Viewers are given the ability to order the books directly through an 800 number or over the internet at Goodtv.com.

Issues & Answers (Original)
Issues & Answers, hosted by former White House Press Secretary Ron Nessen, has unique qualities that set it apart from other political talk shows. First, the programs deal with issues which are of relevance to the Post-49 audience. Second, none of the guests are current members of Congress or the Executive Branch, thereby freeing them from the constraints of party and politics and enabling them to provide insight into the important issues.

Dennis Wholey (Original)
The Network featured two programs produced by noted television interviewer, Dennis Wholey. Dennis Wholey: America! is a four day a week, half hour, one-on-one interview in which Dennis reflects contemporary culture through interviews with authors. This is America with Dennis Wholey is a weekly, hour long roundtable discussion of a timely topic. Six interesting and influential guests from the fields of entertainment, politics and industry contribute their thoughts on the topic of the week.

GoodLife TV Branding (Original)
In rebranding the Network from Nostalgia Television to GoodLife TV, the Network created an image campaign which focuses on people, especially the Boomer and over generation, along with traditional culture, values and a sense of community which clearly define "The GoodLife State of Mind." In these short ten and fifteen second spots, real people, exemplifying the Network's demographic, are pictured in everyday situations: a couple is seen on their sailboat, another couple shop in a small store, a grandfather and grandson buy ice cream, and a father and older son wash a vintage car. These vignettes allow the audience to identify with the Network and reflect on why today may be the best times of their lives.

Flea Market Movie (Original Elements)
The Network has added short segments to every commercial break in its movies where its collectibles aficionado, Christopher Kent, dispenses his wit and wisdom about all sorts of collectable items. In these short interstitials, viewers can learn about the value of various collectibles. Additionally, viewers can call to discuss or send in pictures of items for Christopher to appraise.

American Soldier (Original Elements)
Interviews with veterans, focusing on their wartime experiences, are wrapped around three classic dramatic television shows. The shows, which the Network has licensed for two years, are Combat!, Twelve O'clock High and Garrison's Gorillas. The programs and their wrap around elements are part of a weekday and weekend block entitled, American Soldier.

GTV Variety Hour
The GTV Variety Hour features classic variety programs such as Tony Orlando and Dawn, Leslie Uggams and Dean Jones. These programs, including all rights, titles and interests, were purchased by the Network.

Acquired Programming
One of the best loved television series, The Rockford Files, starring James Garner, premiered on the Network in September 1996. The series consists of 125 hours licensed in a cable exclusive deal from Universal Television until August 1999. Other off-network series airing on the Network are The Love Boat and The Streets of San Francisco, both of which enjoy strong viewership followings.

Dual Language Programming
In an effort to provide service to a broader community of viewers, the Network commenced airing dual language programming during 1997. Found on the SAP channel, where available, the Network provides Spanish language versions of The Love Boat, The Rockford Files and The Streets of San Francisco.

Programming for the Visually Impaired
The Company has had a significant and mutually beneficial relationship with the Narrative Television Network ("NTN"). Through grants from the U.S. Department of Education, NTN was able to provide fifty hours of narrative tracks in 1998 for many of the Company's movies as well as for many of its episodes of The Streets of San Francisco. Found on the SAP channel, where available, these narrative tracks provide descriptive narratives of the on-screen action to allow visually impaired viewers to better understand and account for noises and actions they cannot visualize.

5.   Patents, Trademarks, Licenses

    The Company neither holds nor depends on any material patent, trademark, license, franchise or concession except for its trademarks "Nostalgia Channel" and "Nostalgia Television." In 1998, the Company licensed the right to use "GoodLife TV Network" from Scripps Howard Broadcasting Company for a ten year period.

6.   Competition

    There is intense competition among companies providing programming services via cable television, direct broadcast satellite ("DBS") and other video delivery systems. The Company must compete with other programmers for access to limited channel space on Affiliates and viewers. The Company competes for advertising revenues with other cable networks, broadcast television, radio and print media. More generally, the Network competes with various other leisure-time activities such as home videos, movie theaters, the internet and other forms of information and entertainment.

    A number of basic networks (such as USA Network, American Movie Classics and Turner Network Television), pay television networks (such as The Disney Channel) and superstations (such as WOR and WGN) provide programming directed towards various sub-groups which are included in the Network's target audience. Most of the companies providing programming services are comprised of a group of programming services or are affiliated with cable system operators or motion picture studios, and thus may enjoy advantages that independent services, such as the Network, do not enjoy. Many of the Network's competitors have substantially greater financial and other resources than the Network.

    Technological advances over the next five years, such as digital compression technology, which will allow cable systems to expand channel capacity, and the development of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable, are expected to increase the number of available channels. The Company believes that the increase in the number of channels will reduce competition for access to channel space; however, it will also increase the competition for viewers. There can be no assurance as to when technological advances will be commercially implemented to increase significantly overall channel capacity.

    Many of the Company's competitors pay the cable systems, DBS and other video delivery systems a significant upfront "per subscriber" fee. This fee may act as an incentive to a system to carry a certain network because it will receive fees based upon the number of subscribers to that system. The Company selectively does pay some competitive, upfront fees, but only in circumstances judged to be most beneficial in terms of launch opportunities. The Company has relied more on waiver of future fees to be paid to the Network by its Affiliates, and on quality original programming and other branding efforts to distinguish the Network from its competitors and, thereby, provide a substantive reason for cable systems to choose the Network for carriage. While this determination has, in the short term, a possible adverse impact on the Network's ability to gain carriage, it is, in the Company's belief, the most appropriate way to maximize the value and impact of the Company's financial resources. The Company also is actively engaged in efforts to review and identify potential strategic alliance partners that could provide support to the Company's efforts to increase its subscriber base.

7.   Government Regulation

    The Telecommunications Act of 1996 (the "1996 Act"), among other things, repealed statutory provisions and regulations of the Federal Communications Commission ("FCC") that prohibited telephone companies from operating cable television or other multi-channel distribution systems in areas in which those companies offer telephone service and restricted the ability of such telephone companies to produce, acquire an interest in, or distribute programming in which they have an interest. The 1996 Act limits the ability of telephone companies to purchase existing cable systems, but otherwise imposes minimal constraints upon their entry into multi-channel video distribution and program production. Pursuant to the 1996 Act, the FCC has extended to common carriers the regulations imposed upon traditional cable systems by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). These regulations are intended to prevent telephone companies from favoring program services in which they have an interest and from unreasonably denying access to unaffiliated programmers.

    The 1996 Act also significantly relaxes multiple ownership and other restrictions imposed by FCC rules on traditional over-the-air broadcast stations and television networks, such as CBS, NBC, ABC, and Fox. The legislation requires the FCC to adopt rules which allow the traditional networks to operate more than one television network, except that none of the four largest networks are permitted to merge with any of the other four or with either of the two "emerging networks" (Time Warner's WB Network and the United Paramount Network). Under the statute, companies that own and operate television broadcast networks also will be permitted to own and operate cable television systems, subject to certain safeguards designed to prevent discrimination against unaffiliated program service providers.

    The 1996 Act also modifies, to a limited extent, the system of rate regulation imposed upon traditional cable operators pursuant to the 1992 Act. Under the 1996 Act, rate regulation by the FCC of the upper tiers of service expired on March 31, 1999; cable operators typically carry the Network on an upper tier. Basic service, which cable operators are required to offer to all subscribers, remains subject to rate regulation in communities in which the cable system is not subject to "effective competition." The institution of an alternative multi-channel video distribution system by a telephone company serving substantially the same area as the cable system is deemed to constitute "effective competition" under the 1996 Act.

    The 1996 Act does not alter the "must carry" and "retransmission consent" requirements of the 1992 Act. These provisions, coupled with rate regulation, have forced cable systems to increase the number of channels carrying broadcast or broadcaster-affiliated channels, causing a corresponding decrease in the number of channels available to satellite distributed networks such as the Network. In the past, the Network has lost carriage on cable systems because the system needed to reassign the channel used by the Network either to comply with the 1992 Act's must carry provisions or to fulfill a contractual obligation to a broadcaster arising out of the "retransmission consent" requirements of the 1992 Act. While the FCC relaxed its rate regulation rules in 1995 to encourage cable company investment in additional channel capacity, the end of upper tier rate regulations on March 31, 1999 may further encourage cable operators to invest in new facilities that will accommodate additional programming.

    The Company is unable to predict what effect, if any, these legislative and regulatory changes will have on its operations or finances. In general, the Company believes that the relaxation of rate regulation and the introduction of competition in the multi-channel distribution business will improve the Company's ability to obtain carriage of the Network in markets in which the service is not now available and will have a favorable effect on affiliate subscriber fees earned by the Network. However, the entry of telephone companies into the program production business and the relaxation of existing constraints on broadcast stations and traditional broadcast networks are expected to increase the competition the Network already faces for advertising revenues and audiences.

8.   Employees

    On December 31, 1998, the Company had a total of forty one full-time, non-union employees. On March 2, 1999, the Company announced its determination to consolidate the Network's sales and marketing staffs at its headquarters in Washington, DC, resulting in a reduction of its staffing levels by eleven positions. The Company has experienced no work stoppage, is not a party to any collective bargaining agreements, and believes that it enjoys good relations with its current employees.

ITEM 2.      PROPERTIES

    The Company's executive offices are located at 650 Massachusetts Avenue, N.W., Washington, D.C., where the Company leases approximately 5,100 square feet of office space and 900 square feet of storage space from Washington Television Center, L.P., a subsidiary of U.S. Property Development Corporation, of which Mr. Dong Moon Joo, a director of the Company, is an officer. The lease provides for a base monthly rent of $13,944 and expires in November 1999. It is anticipated that, upon expiration, this lease will be replaced in the ordinary course of business.

    The Company's traffic and finance facility, consisting of approximately 4,300 square feet in Alexandria, Virginia, is leased on a month-to-month basis at a monthly rate of $3,896 from Atlantic Video, Inc. ("AVI"). During 1998, Mr. Dong Moon Joo and Mr. Christopher Cates, each a director of the Company, were directors or officers of AVI.

    On March 2, 1999, the Company announced the closing of (i) its eastern sales office at 220 Commerce Drive, Ft. Washington, Pennsylvania, where the Company occupies approximately 1,580 square feet at a monthly rate of $2,304 under a lease that expires August 31, 2003, and (ii) its western sales office located at 7951 East Maplewood Avenue, Suite 310, Englewood, Colorado, where the Company occupies approximately 1,980 square feet at a monthly rate of
$2,413 under a lease that runs through July 14, 1999.   The Company anticipates
subleasing or assigning the Ft. Washington, Pennsylvania lease and maintaining the Englewood, Colorado lease until its expiration.


ITEM 3.      LEGAL PROCEEDINGS

    Roger M. Rosenberg, et al. v. Sam Oolie, et al. On or about September 29, 1989, an action was commenced in the Delaware Court of Chancery for New Castle County. The Company is named as a nominal defendant for purposes of the derivative claims asserted. However, the Company has no liability, and a summary judgment has been entered dismissing all counts in which the Company had been named, although counts against the other individual defendants continue. The Company is required to indemnify the directors and to pay the cost of their defense.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1998, no matters were submitted to a vote of security holders.


                                    PART II


ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    During 1998, the Company's Common Stock was traded on the NASDAQ OTC Bulletin Board (the "Bulletin Board"). The following table sets forth, for each quarterly period during 1998 and 1997, the high ask and low bid quotations for the Company's publicly-traded securities as reported on the Bulletin Board. These quotations are representative of prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions. The Company's Common Stock Purchase Warrants (the "Warrants"), exercisable at prices ranging from $1.25 to $4.80 per share for an average price of $2.31 per share, and expiring 45 days after the effective date of the Company's registration statement, as yet not filed, for the stock underlying such Warrants, and Units (consisting of one share of Common Stock and one Warrant) (the "Units") were not traded on the NASDAQ Bulletin Board in 1998.

                                   Common Stock
                                   ------------
                            High Ask          Low Bid
                            --------          -------
         1998
         ----
First Quarter                 $0.06            $0.04
Second Quarter                 0.05             0.03
Third Quarter                  0.05             0.02
Fourth Quarter                 0.04             0.01

         1997
         ----
First Quarter                  0.16             0.07
Second Quarter                 0.10             0.07
Third Quarter                  0.10             0.07
Fourth Quarter                 0.10             0.05

    As of March 23, 1999, there were approximately 312 holders of record of the Company's Common Stock.

    The Company has not paid a dividend since its inception and does not anticipate paying a dividend on its Common or Preferred Stock in the foreseeable future.


ITEM 6.      SELECTED FINANCIAL DATA

    The following is a summary of selected financial data for the Company for each of the last five fiscal years.


                                             1998            1997           1996            1995            1994
                                             ----            ----           ----            ----            ----
Number of Subscribers                        7,718,000       7,060,000       7,694,000       8,905,000      8,927,000

Balance Sheet Data
------------------
Total Assets                               $12,979,711     $16,997,972     $17,486,702     $23,955,541    $11,154,537
Long Term Obligations                       66,664,879      45,989,547      28,202,711      22,881,635      3,096,540
Stockholders' Equity (Deficit)             (61,403,423)    (38,352,747)    (19,464,221)     (7,522,733)     1,953,634

Income Statement Data
---------------------
Affiliate Sales Revenue                      2,530,714       2,579,376       3,850,745       4,205,324      5,014,547
Advertising Sales Revenue                    2,965,896       4,474,597       5,652,938       5,812,663      7,206,501
Other Revenue                                   34,750         124,960                       1,248,898        231,052

Total Operating Revenues                     5,531,360       7,178,933       9,503,683      11,266,885     12,452,100

Operating Expenses                          24,058,635      23,467,791      20,394,940      20,260,931     16,425,169
Loss From Operations                       (18,527,275)    (16,288,858)    (10,891,257)     (8,994,046)    (3,973,069)
Net Loss                                   (23,050,676)    (18,888,526)    (11,941,488)     (9,476,367)    (4,231,177)
Net Loss Per Common Share -
   Basic and Diluted                             (1.14)          (0.93)          (0.59)          (0.47)         (0.22)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-K contains certain forward-looking statements which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, regulatory environment and the Company's operations, performance, financial condition, plans, growth and strategies.
Any statements contained in this Form 10-K which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will,"
"expect," "anticipate," "intent," "could," "estimate" or "continue," or the negative or other variations thereof or comparable terminology are intended to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are beyond the control of the Company, including:

    Competition: The Company competes with other programmers for access to limited channel space and for viewers. Over the past few years, competition among television networks has increased dramatically. Currently such basic networks as USA Network, American Movie Classics and Turner Network Television provide programming directed at sub-groups included in the Company's targeted audience. Moreover, other services targeting the baby boomer and over market have sought to enter the market. Many competing services have an advantage over the Company because they are owned by or affiliated with companies that operate cable systems or own programming, and in general have greater financial and technical resources than the Company. If one or more of these competitors were to be successful in reaching the Company's target audience, the Company would be adversely affected.

    Distribution and Channel Capacity: Few individual cable systems have channels available to launch new services. To achieve significant growth, the Company will need to gain distribution not only with existing system operators as they expand their systems with rebuilds or expand their system's territories through overbuilds, but also with emerging cable competitors such as DBS services and telephone company wired and wireless services. There can be no assurance that such additional capacity will be built or that the Company will gain additional distribution.

    Advertising Revenues: The Company's advertising revenues will increase substantially only if it is able to improve its audience size above current levels. Most mature cable networks have found it very difficult to achieve significant audience growth. This growth will depend on, among other things, the Company's ability to produce or acquire attractive programming, create consumer awareness demand, and achieve adequate distribution. There can be no assurance that the Company's audience size will grow or that its advertising revenues will increase.

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

    Financing: The Company will need significant outside financing for the foreseeable future. There can be no assurance that it will be able to obtain such financing.

    Regulation: The Company's major customers, cable system operators, are subject to federal, state and local regulations. Changes in such regulations could have a material adverse effect on the Company's business.

    Control by Principal Stockholder: Currently, at least 70% of the votes entitled to be cast at the Annual Meeting of Stockholders are held by the Majority Stockholders. The Majority Stockholders have sufficient votes to elect all members of the Board of Directors and decide all other matters to be voted upon by the Company's stockholders and thus to control indirectly the Company's business policies, strategies and management.

GENERAL COMMENTS

    The Company's most important asset is its subscriber base. Substantially all of the Company's revenues are a function of its subscriber base. Affiliate revenue is measured directly by the number of the Company's subscribers. Advertising revenue is based on viewership, which is a product of the number of subscribers and the Company's Nielsen ratings. Over the past few years, competition for subscribers among television networks like the Company has increased dramatically. In part, this has been the result of technological advances promising greatly expanded channel capacity that has been repeatedly delayed. Technological advances have inspired the creation of many new programming services, but the expanded capacity to carry those services is not yet available.

    Compounding the effects of this technological bottleneck was the 1992 Act, which had the effect of allocating already scarce cable capacity to the owners of broadcast television channels. The 1992 Act instituted the "must carry" provisions which gave broadcasters, whose programming was of little interest to cable subscribers, the right to demand carriage on local cable systems. In many cases, cable operators had to discontinue carriage of network services like that provided by the Company in order to carry such broadcast channels. To those broadcasters whose programming was of interest to cable subscribers, the 1992 Act gave the right to demand payment for their programming (the "retransmission consent" provisions). In lieu of cash payments, the cable operators gave channel capacity to non-broadcast programming services affiliated with these broadcasters. In many cases, services like that provided by the Company had to be dropped to make room for affiliates of broadcasters.

    Despite these changes, the Company's subscriber base has increased from 7,060,000 at December 31, 1997 to 7,718,000 at December 31, 1998, although the subscriber base is still below 1994 and 1995 levels. Until such time as channel capacity increases significantly, the Company will remain vulnerable to subscriber declines.

    The Company believes that baby boomer and older adults are a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30.0% of the population in 2000. As the technological front continues to change, the Company believes that its best approach is to further brand the Network and build consumer awareness of the Network. In furtherance of this goal, the Company is actively pursuing development of new original programming specifically targeted to Boomers and over which will be unique to the Network. The Company believes that investment in the Network programming and consumer awareness will provide a greater long-term benefit than diverting funds for short-term launch opportunities.

    The Company's revenues, ratings and subscriber base have not risen in proportion to the costs of production of the Network's original programming. The Company will continue to invest in original programming in an attempt to increase ratings and subscribers to a point where revenues will exceed expenditures, but there can be no assurance that such a point will be achieved or that the Company will be able to obtain financing for such expenditures. See Part I, Item 1, "Business - Competition."

RESULTS OF OPERATIONS

    Fiscal year ended December 31, 1998 compared to fiscal year ended December 31, 1997

    Net loss in 1998 increased $4,162,000, or 22.0% (from $18,889,000 to
$23,051,000). This increase was due principally to reduced revenues (a reduction of $1,648,000); increased interest expenses (an increase of $1,924,000); increased program amortization expenses (an increase of $867,000); increased finance, general and administrative expenses (an increase of $335,000); and increased programming, production and transmission expenses (an increase of $136,000); offset by decreased sales and marketing expenses (a decrease of $746,000).

    Revenues:

    Total revenues in 1998 decreased by $1,648,000, or 23.0% (from $7,179,000 to $5,531,000). This decrease was primarily attributed to advertising revenues.

    Affiliate revenues declined $48,000, or 1.9% (from $2,579,000 to $2,531,000), reflecting earlier losses of subscribers as a result of competition for scarce channel capacity. Additionally, increased competition has put downward pressure on the rates which the Company can charge its Affiliates. While subscriber losses are immediately reflected in Affiliate revenue, the same is not true for increases in subscribers as it is common for a new Affiliate to receive a minimum of two years of free service as an incentive for commencing carriage of a programming service. For these reasons, the Company expects future increases in its subscriber base, if any, to result in less than fully proportionate increases in Affiliate revenues.

    Advertising revenues decreased $1,509,000, or 33.7% (from $4,475,000 to $2,966,000), primarily as a result of decreased rates associated with the Company's reduced subscriber base from past years. Revenues from infomercials decreased approximately $1,182,000, or 39.9%, primarily due to a decrease in average rate per half hour which was primarily the result of market pressures as well as a 10.0% decrease from 1997 with respect to the amount of time devoted to this format. Revenues from short-format commercial advertising (two minutes or less in length) decreased by approximately $327,000, or 21.6%, due to a 26.3% decrease in the average rate charged per spot. This decrease was due to market pressures and make goods to certain advertisers. Other revenues decreased approximately $90,000, or 72.2% (from $125,000 to $35,000) due to extraordinary collections of previously written-off affiliate fees in the prior year.

    Operating Expenses:

    Total operating expenses increased $591,000, or 2.5% (from $23,468,000 to $24,059,000). The increase was due principally to increased program amortization expenses (an increase of $867,000); increased finance, general and administrative expenses (an increase of $335,000); and increased programming, production and transmission expenses (an increase of $136,000); offset by decreased sales and marketing expenses (a decrease of $746,000).

    Programming expenses for 1998 increased $136,000, or 2.5% (from $5,524,000 to $5,660,000). Programming costs, net of $4,179,000 in capitalized costs, increased by $68,000, or 3.4% (from $1,977,000 to $2,045,000) primarily as a result of costs associated with new original programs. Transmission costs increased by $216,000, or 7.6% (from $2,857,000 to $3,073,000) primarily as a result of incurring HITS transport fees, which allow the Company to transmit its signal digitally, as well as incurring higher master control and uplink charges for the year. Program, production and traffic expenses decreased $149,000
(from $691,000 to $542,000) primarily as a result of reduced Network branding costs for the current year.

    Programming amortization increased $867,000, or 12.6% (from $6,891,000 to $7,758,000). The majority of this increase results from a shorter amortization period for original programming, which comprises the bulk of capitalized costs.

    Sales and marketing expenses decreased by $746,000, or 9.2% (from $8,120,000 to $7,374,000) primarily as a result of the following: Advertising expenses decreased by $1,556,000, or 55.0% (from $2,827,000 to $1,271,000) as a result of not incurring satellite, ad sale and special programming advertising costs within the current year; conventions and national events increased by $318,000, or 32.0% (from $1,009,000 to $1,327,000) as a result of increased presence and activities at cable trade shows and other special events; professional fees increased by $123,000, or 27.2% (from $452,000 to $575,000) as a result of increased public relations efforts and increased consulting in relation to satellite sales and affinity programs; program guide costs increased by $97,000, or 43.8% (from $223,000 to $320,000) as a result of associated costs with redesigning the guides; employee related costs decreased by $93,000, or 4.0% (from $2,307,000 to $2,214,000) primarily as a result of decreased travel and entertainment expenses within the affiliate sales and marketing areas.

    Finance, general and administrative expenses increased by $335,000, or 11.4% (from $2,932,000 to $3,267,000). The increase was attributable to a $432,000 or 423.0% increase in bad debt expense (from $102,000 to $534,000), due primarily to an increase in Affiliate write-offs during the year as well as any reserves for certain advertising revenues that were placed in litigation. Personnel costs increased by $74,000, or 6.6% (from $1,118,000 to $1,192,000)
due to the addition of staff within the accounting department. Professional fees decreased $74,000, or 13.1% (from $562,000 to $489,000) principally as a result of reduced consulting and legal fees. Other expenses decreased by $42,000, or 10.3% (from $406,000 to $364,000) primarily due to a reduction in directors' fees, shareholders' expenses, repairs and maintenance expenses and dues and subscriptions expenses. These were offset by increases in insurance expenses that were related to increases in various policy coverages. Office expenses decreased by $38,000, or 18.0% (from $211,000 to $173,000), primarily due to lower general expenditures.

    Net interest expense increased by $1,923,000, or 74.0% (from $2,600,000 to $4,523,000) due to increased principal on the notes payable to Crown. Interest expense is expected to increase in 1999 as a result of a full year's interest on 1998 borrowings as well as interest on additional borrowings anticipated in 1999.

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

    Programming, production and transmission expenses for 1997 increased $65,000, or 1.2% (from $5,459,000 to $5,524,000). Programming costs, net of
$3,533,000 in capitalized costs, decreased by $146,000, or 6.9% (from $2,123,000 to $1,977,000) primarily as a result of costs associated with new original programs. During 1997, the Network increased its original programming from two hours a day to eight hours a day. Many of the new programs, such as Ballroom DanceSport Competitions and Cafe DuArt, are long lived in nature and, as such, their production costs were capitalized and are being amortized over the life of the program, which is generally two years. Network branding costs increased $178,000, (from $10,000 to $188,000) as a result of developing a new on-air look in association with the Network's new name. Transmission costs increased by $92,000, or 3.3% (from $2,765,000 to $2,857,000) as a result of costs associated with scrambling the Network's signal. Programming costs are expected to increase in 1998 as a result of the Network's plans to increase production of new original programs. Transmission expenses are expected to increase in 1998 as a result of charges associated with the Network's HITS feed and anticipated improvements in the Network's master control operations. See
Part 1, Item 1, Section 4.

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

LIQUIDITY AND CAPITAL RESOURCES

    Fiscal year ended December 31, 1998 compared to fiscal year ended December 31, 1997

    Working capital increased $1,039,000 (or 559%) from $186,000 at December 31, 1997 to $1,225,000 at December 31, 1998. The increase is primarily a result of increases in current portion of programming rights, offset by increases in accounts payable.

    Cash used in operating activities increased $3,123,000 (or 36.3%) from ($8,601,000) to ($11,724,000), due to an increased loss of $4,162,000, offset by an increase in programming amortization and accrued interest.

    Cash used in investing activities increased $560,000 (or 15.3%) from ($3,660,000) to ($4,220,000) due primarily to an increase in acquisition of programming and cablecast rights of $821,000, offset by a decrease in the acquisition of property and equipment of $231,000.

    Cash provided by financing activities increased $2,036,000 (or 16.1%) from $12,643,000 to $14,680,000, due primarily to decreased payments on financing for programming and other debt of $2,536,000, offset by a decrease in financing by Crown of $500,000.

    In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures may provide short term improvement, but do not address the more critical long term growth needs for the Network. In order to grow, the Network needs to increase its Affiliate base which, in turn, will increase the subscriber base and should allow the Network to increase its advertising rates as well as Affiliate revenues. To provide for necessary future growth, management continued its focus on an aggressive Affiliate marketing campaign including consumer awareness advertising and events, prominent presence at major trade shows and new trade advertising.

    Increased competition from networks with strong strategic alliances and significant financial resources continue to significantly effect the Company's ability to increase its subscriber base and, correspondingly, has reduced revenues from Affiliates and advertising. This competition also has increased the costs which the Company must pay for programming. The Company does not anticipate significant improvement in the results of its operations until such time as the number of its subscribers increases significantly.

    Since 1990, the Company's Majority Stockholders have been the principal source of the Company's capital. The Majority Stockholders have invested $2,300,000 and provided $58,500,000 in financing since 1994, including $19,000,000 loaned by Crown to the Company in 1998. Additionally, as of March 23, 1999, Crown has provided $8,000,000 in debt financing to the Company since January 1, 1999, and has committed to advance as needed an additional $7,000,000 in debt financing during the balance of the calendar year. The Company believes that these funds will be sufficient to satisfy its operating needs for 1999. In connection with the borrowings, the Company has entered into a security agreement pledging substantially all the Company's assets as security for its indebtedness to the Majority Stockholders.

    The Company continues to evaluate strategic alliance alternatives and has had preliminary discussions with a number of potential strategic partners. These discussions are preliminary and no definitive proposals or targeted entities have been identified. The Company will actively continue to pursue identification of potential strategic alliance candidates.

    Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about the Company's future needs. There can be no assurance that the Company will be able to locate sufficient financing in excess of that committed from Crown, nor that it will be able to achieve a strategic alliance.

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

MATERIAL COMMITMENTS

    The Company leases transponder space and related services on a satellite at a base monthly rental of $205,400. The lease provides for greater back-up protection than did the Company's previous leases in the event of satellite failure. The lease terminates with the life of the satellite, which is expected in the year 2006, and requires the Company to pay a launch protection fee of $1,000,000 plus capitalized interest at 12.0% and other direct costs.

    As of March 23, 1999, the Company had issued and outstanding promissory notes to Concept and Crown in the aggregate principal amount of $20,600,000 and $50,572,000, respectively, bearing interest of approximately 7.75% per annum which are due and payable on January 1, 2000.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998 and has no items of comprehensive income to report.

    Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public for periods ending after December 15, 1997. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is engaged in one line of business, the operation of GoodLife TV Network, and therefore reports as one operating segment.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

YEAR 2000 ISSUES

    The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business.

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based upon its review, the Company believes that all of its systems are Year 2000 compliant with the exception of the Company's "traffic system," pursuant to which the Network's signal is distributed to Affiliates. The Company intends to replace the traffic system with one which is Year 2000 compliant by the third quarter of 1999 at a cost not anticipated to exceed $100,000.

    The Company is in the process of contacting its significant suppliers and Affiliates that do not share information systems with the Company as to their compliance with Year 2000 certification. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of noncompliance by external agents is not determinable. Possible Year 2000 related problems due to external agents could include loss of electrical power and telephone service, supply shortages and flight cancellations.

    In the event that the Company experiences difficulties with its systems or with material external agents, the Company has contingency plans for certain critical applications and is working on such plans for others. Contingency plans generally consist of performing mission critical procedures manually or with substitute systems which are Year 2000 compliant.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This information is incorporated by reference under the heading "Election of Directors" from the Company's proxy statement for its 1999 annual meeting of stockholders presently scheduled to be held on June 9, 1999 (the "Annual Meeting of Stockholders"), to be filed pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION

    This information is incorporated by reference under the heading "Executive Compensation" from the Company's proxy statement for the annual meeting of stockholders presently scheduled to be held on June 9, 1999, to be filed pursuant to Regulation 14A.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference under the heading "Security Ownership of Certain Beneficial Owners and Management" from the Company's proxy statement for the annual meeting of stockholders presently scheduled to be held on June 9, 1999, to be filed pursuant to Regulation 14A.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is incorporated by reference under the heading "Certain Relationships and Related Transactions" from the Company's proxy statement for the annual meeting of stockholders presently scheduled to be held on June 9, 1999, to be filed pursuant OT Regulation 14A.


                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     FINANCIAL STATEMENTS

         Reference is made to the listing on page F-1 for a list of all financial statements and financial statement schedules filed as part of this report.

         (b)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during 1998.

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

                                          THE NOSTALGIA NETWORK, INC.

Date:  March 31, 1999                      By:      /s/ SQUIRE D. RUSHNELL
                                                  ---------------------------------------------------------------------------
                                                   SQuire D. Rushnell, President, Chief Executive Officer and Director

Date:  March 31, 1999                      By:      /s/ MARTIN A. GALLOGLY
                                                  ---------------------------------------------------------------------------
                                                   Martin A. Gallogly, Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                                                           Date
-------------------                                                                           ----
/s/ PHILLIP SANCHEZ                                                                           March 31, 1999
-------------------------------------------
Ambassador Phillip Sanchez, Director and Chairman of the Board

/s/ CHRISTOPHER A. CATES                                                                      March 31, 1999
-------------------------------------------
Christopher A. Cates, Director

/s/ FLOYD CHRISTOFFERSON                                                                      March 31, 1999
-------------------------------------------
Floyd Christofferson, Director

/s/ DIANNE M. FAURE                                                                           March 31, 1999
-------------------------------------------
Dianne M. Faure, Director

/s/ HIROSHI GOTO                                                                              March 31, 1999
-------------------------------------------
Hiroshi Goto, Director

/s/ DONG MOON JOO                                                                             March 31, 1999
-------------------------------------------
Dong Moon Joo, Director

/s/ S. ROBERT LICHTER                                                                         MARCH 31, 1999
-------------------------------------------
S. Robert Lichter, Director

/s/ FREDERICK W. NEWTON                                                                       March 31, 1999
--------------------------------------
Frederick W. Newton, CPA, Director

/s/ SQUIRE D. RUSHNELL                                                                        March 31, 1999
--------------------------------------
SQuire D. Rushnell, Director

/s/ ROBERT J. WUSSLER                                                                         March 31, 1999
--------------------------------------
Robert J. Wussler, Director

                               INDEX TO EXHIBITS

Exhibit No.                         Description
3.1                  Certificate of Incorporation, as amended (filed as Exhibit
                     3.1 to the Registrant's Report on Form 10-K for the Year
                     Ended December 31, 1994, and incorporated herein by
                     reference thereto)

3.2                  Amended and Restated Bylaws (filed as Exhibit 3.2 to the
                     Registrant's Report on Form 10-K for the Year Ended
                     December 31, 1994, and incorporated herein by reference thereto)

4.1 Specimen Common Stock Certificate (filed as Exhibit 4(a) to the Registrant's Report of Form 10-K for the Year Ended
                     December 31, 1987, and incorporated herein by reference thereto)

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

10.1                 Promissory Note, Dated March 31, 1997, made by the
                     Registrant payable to Concept Communications, Inc. (filed as Exhibit 10.1 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.2                 Promissory Note, Dated March 31, 1997, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.2 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.3                 Promissory Note, Dated March 31, 1997, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.3 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.4 Promissory Note, Dated July 8, 1997, made by the Registrant payable to Crown Communications Corporation (filed as
                     Exhibit 10.4 to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.5                 Promissory Note, Dated September 18, 1997, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.5 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.6                 Promissory Note, Dated November 7, 1997, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.6 to the Registrant's

                     Report on Form 10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.7                 Promissory Note, Dated November 24, 1997, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.7 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.8                 Promissory Note, Dated December 31, 1997, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.8 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.9                 Promissory Note, Dated February 10, 1998, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.9 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.10                Promissory Note, Dated March 2, 1998, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.10 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.11                Promissory Note, Dated March 24, 1998, made by the
                     Registrant payable to Crown Communications Corporation
                     (filed as Exhibit 10.11 to the Registrant's Report on Form
                     10-K for the Year Ended December 31, 1997, and incorporated herein by reference thereto)

10.12                Promissory Note, Dated March 22, 1999 made by the
                     Registrant payable to Crown Communications Corporation

10.13                Promissory Note, Dated March 27, 1999 made by the
                     Registrant payable to Crown Communications Corporation

10.14                Promissory Note, Dated March 27, 1999, made by the
                     Registrant payable to Concept Communications, Inc.

10.15                Security Agreement, Dated January 4, 1996, between the
                     Registrant and Concept Communications, Inc. (filed as
                     Exhibit 2 to the Registrant's Report on Form 8-K dated
                     January 19, 1996, and incorporated herein by reference thereto)

10.16                Letter Agreement, Dated February 26, 1996, between the
                     Registrant and Concept Communications, Inc. (filed as
                     Exhibit 10(a) to the Registrant's Report on Form 8-K dated
                     March 13, 1996, and incorporated herein by reference thereto)

10.17                Agreement, Dated August 1, 1997, by and between the
                     Registrant and Atlantic Video, Inc. (filed as Exhibit 10.14 to the Registrant's Report on Form 10-K for the Year Ended
                     December 31, 1997, and incorporated herein by reference thereto)

10.18*               1987 Stock Option Plan (filed as Exhibit 10 (i) to the
                     Registrant's Report on Form 10-K for the Year Ended
                     December 31, 1987, and incorporated herein by reference thereto)

10.19*               1990 Stock Option Plan (filed as Exhibit 10 (tt) to the
                     Registrant's Report on Form 10-K for the Year Ended
                     December 31, 1990, and incorporated herein by reference thereto)

10.20*               Employment Agreement, Dated May 13, 1996, between The
                     Nostalgia Network Inc., and SQuire Rushnell (filed as
                     Exhibit 10 (a) to the Registrant's Report on Form 8-K dated
                     May 13, 1996, and incorporated herein by reference thereto)

10.21*               Stock Option Agreement, Dated May 13, 1996, between The
                     Nostalgia Network Inc., and SQuire Rushnell (filed as
                     Exhibit 10 (b) to the Registrant's Report on Form 8-K dated
                     May 13, 1996, and incorporated herein by reference thereto)

27                   Financial Data Schedule as required by Item 601 (c) of
                     Regulation S-K


* Management contract or compensatory plan, contract or arrangement.

                           [GOODLIFE TV NETWORK LOGO]






                           THE NOSTALGIA NETWORK, INC.

                              FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                        DECEMBER 31, 1998, 1997 AND 1996

                           THE NOSTALGIA NETWORK, INC.


                                    CONTENTS

                                                           PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-3

BALANCE SHEETS                                              F-4

STATEMENTS OF OPERATIONS                                    F-5

STATEMENTS OF CHANGES IN STOCKHOLDERS'
  DEFICIT                                                   F-6

STATEMENTS OF CASH FLOWS                                    F-7

NOTES TO FINANCIAL STATEMENTS                            F-8 - F-21

SCHEDULE II                                                 F-22

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
The Nostalgia Network, Inc.



       We have audited the accompanying balance sheets of The Nostalgia Network, Inc. (the "Company") as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. We have also audited Schedule II for the years ended December 31, 1998, 1997 and 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Nostalgia Network, Inc. at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1998, 1997 and 1996.

                                              BDO Seidman, LLP




Washington DC
March 23, 1999

                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                                                            1998              1997
                                                                            ----              ----
             ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                $539,371        $1,803,189
   Accounts receivable, less allowance of $302,000
     and $467,000 for doubtful accounts                                      935,230           723,766
   Prepaid expenses                                                          168,362           140,341
   Programming and cablecast rights                                        7,300,000         6,880,000
                                                                    -----------------------------------
                    TOTAL CURRENT ASSETS                                   8,942,963         9,547,296

    Programming and cablecast rights, at cost - net                        2,788,129         5,956,646
    Property and equipment, at cost - net                                  1,191,879         1,441,290
    Deposits                                                                  56,740            52,740
                                                                    -----------------------------------
                    TOTAL ASSETS                                         $12,979,711       $16,997,972
                                                                    ===================================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   Current maturities of programming
     and cablecast fees                                                   $5,068,000        $6,334,000
   Accounts payable - Trade                                                1,976,255         2,010,924
                    - Related parties                                        278,919           343,321
   Accrued expenses and other liabilities                                    395,081           672,927
                                                                    -----------------------------------
                       TOTAL CURRENT LIABILITIES                           7,718,255         9,361,172
                                                                    -----------------------------------

 LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES:
   Programming and cablecast fees                                            114,465         2,338,835
   Notes payable to related parties                                       62,832,873        41,417,194
   Accrued interest payable - Related parties                              3,382,125         1,876,508
   Other                                                                     335,416           357,010
                                                                    -----------------------------------
                    TOTAL LONG-TERM OBLIGATIONS                           66,664,879        45,989,547
                                                                    -----------------------------------
                    TOTAL LIABILITIES                                     74,383,134        55,350,719
                                                                    -----------------------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIT:
   Preferred stock, convertible: $2 par value, 125,000 shares
     authorized, 3,250 shares issued and outstanding                           6,500             6,500
   Common stock: $.04 par value, 30,000,000
     shares authorized, 20,274,371
     shares issued and outstanding in 1998 and 1997                          810,975           810,975
   Additional paid-in capital                                             30,213,554        30,213,554
   Deficit                                                              (92,434,452)      (69,383,776)
                                                                    -----------------------------------
                    TOTAL STOCKHOLDERS' DEFICIT                         (61,403,423)      (38,352,747)
                                                                    -----------------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $12,979,711       $16,997,972
                                                                    ===================================

The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,



                                                           1998              1997              1996
                                                           ----              ----              ----
OPERATING REVENUES:
  Affiliate revenues                                     $2,530,714        $2,579,376        $3,850,745
  Advertising revenues                                    2,965,896         4,474,597         5,652,938
  Other                                                      34,750           124,960                 -
                                                    ----------------------------------------------------

            TOTAL OPERATING REVENUES                      5,531,360         7,178,933         9,503,683
                                                    ----------------------------------------------------

OPERATING EXPENSES:
  Programming, production and transmission                5,659,937         5,524,078         5,458,931
  Programming amortization                                7,757,637         6,891,161         7,182,932
  Sales and marketing                                     7,373,867         8,120,458         4,510,056
  Finance, general and administrative                     3,267,194         2,932,094         3,243,021
                                                    ----------------------------------------------------

           TOTAL OPERATING EXPENSES                      24,058,635        23,467,791        20,394,940
                                                    ----------------------------------------------------

           LOSS FROM OPERATIONS                        (18,527,275)      (16,288,858)      (10,891,257)

INTEREST EXPENSE, NET:
           Related parties                              (4,581,460)       (2,689,000)       (1,141,000)
           Others                                            58,059            89,332            90,769
                                                    ----------------------------------------------------

           NET LOSS                                  $ (23,050,676)    $ (18,888,526)    $ (11,941,488)
                                                    ====================================================

LOSS PER COMMON SHARE - BASIC AND DILUTED            $       (1.14)    $       (0.93)    $       (0.59)
                                                    ====================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                      20,274,371        20,274,371        20,274,371


The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                          THE NOSTALGIA NETWORK, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                                     TOTAL
                                PREFERRED                   COMMON                  ADDITIONAL                   STOCKHOLDERS'
                                  STOCK                     STOCK                    PAID-IN                        EQUITY
                                 SHARES       AMOUNT        SHARES       AMOUNT      CAPITAL         DEFICIT       (DEFICIT)
                               -----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995        3,250      $6,500     20,274,371    $810,975    $30,213,554   $(38,553,762)   $(7,522,733)

Net loss for the year                   -           -              -           -              -    (11,941,488)   (11,941,488)
                               -----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996        3,250       6,500     20,274,371     810,975     30,213,554    (50,495,250)   (19,464,221)

Net loss for the year                   -           -              -           -              -    (18,888,526)   (18,888,526)
                               -----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997        3,250       6,500     20,274,371     810,975     30,213,554    (69,383,776)   (38,352,747)

Net loss for the year                   -           -              -           -              -    (23,050,676)   (23,050,676)
                               -----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998        3,250      $6,500     20,274,371    $810,975    $30,213,554   $(92,434,452)  $(61,403,423)
                               ===============================================================================================

The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                          THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,



                                                                    1998             1997            1996
                                                                    ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(23,050,676)   $(18,888,526)   $(11,941,488)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                       286,159         310,416         294,270
    Programming amortization                                         7,757,637       6,891,161       7,182,931
    Provision for losses on accounts receivable                        534,000         102,000         450,000
  Net change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       (745,464)       (119,132)         147,962
    (Increase) decrease in prepaid expenses                           (28,021)           5,657          35,267
    Increase (decrease) in accounts payable                           (99,071)         998,175        (50,770)
    Increase (decrease) in accrued expenses
      and other liabilities                                          (299,440)         121,155         (2,356)
    Increase in accrued interest                                     3,921,296       1,978,058         968,527
                                                               ------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                 (11,723,580)     (8,601,036)     (2,915,657)
                                                               ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in deposits                                                 (4,000)        (35,000)         (1,709)
  Purchases of property and equipment                                 (36,748)       (267,294)       (166,120)
  Acquisition of programming and cablecast rights                  (4,179,120)     (3,357,900)       (205,990)
                                                               ------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                  (4,219,868)     (3,660,194)       (373,819)
                                                               ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                       19,000,000      19,500,000      10,000,000
  Payments of long-term obligations                                (4,320,370)     (6,856,592)     (6,145,252)
                                                               ------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES               14,679,630      12,643,408       3,854,748
                                                               ------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                    (1,263,818)         382,178         565,272

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        1,803,189       1,421,011         855,739
                                                               ------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $ 539,371     $ 1,803,189    $  1,421,011
                                                               ================================================

The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Nostalgia Network, Inc. (the "Company") is engaged in the operation of GoodLife TV Network (the "Network"), a television programming service offering a variety of entertainment, lifestyle and informational programming to a target audience of "Boomers and over" via satellite to cable television and alternative broadcasting systems ("Affiliates") throughout the United States.

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

       PROGRAMMING AND CABLECAST RIGHTS

       Capitalized programming costs, film library and cablecast rights are recorded at the lower of unamortized costs or estimated net realizable value. Capitalized programming costs, film library and cablecast rights are amortized using the straight-line method, which approximates the anticipated revenue stream, over the estimated useful life or the lives of the rights agreements, respectively, in accordance with SFAS No. 63 - Financial Reporting by Broadcasters as follows:

       Programming costs - 2 years
       Film library - 11 years
       Cablecast rights - contract period

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

       ADVERTISING COSTS

       Advertising and promotional costs are charged to operating expenses as incurred and amounted to $1,279,000, $2,828,000, and $510,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       EARNINGS PER SHARE

       Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during all three years because the impact of dilutive securities is anti-dilutive.

       The net loss per common share - basic is computed by dividing the net loss for the period by the weighted average number of shares outstanding. Convertible preferred stock, outstanding stock warrants and options are not included in the diluted calculation because their effect would be anti-dilutive.

       CASH EQUIVALENTS

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       The Company maintains its cash balances in First Union National Bank of Washington and Correspondent Services Corporation in McLean, Virginia. Balances at First Union National Bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in First Union's overnight investment account are insured by the SPIC up to $500,000. Balances at Correspondent Services Corporation are insured up to $5,000,000 through a combination of $500,000 SPIC insurance and an additional $4,500,000 insurance policy provided by Aetna. Uninsured balances approximate $388,072, $1,654,000, and $660,000 at December 31, 1998, 1997, and 1996,
       respectively.

       RISKS AND UNCERTAINTIES

       The Network competes with other programmers for access to limited channel space and must also compete with other programmers for viewers. Based on the decline in sales and increase in operating expenses, the Company is dependent on financing from the Majority Stockholders or other outside sources in order to fund operations.

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

       RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform to the current method of presentation.

       NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998 and has no items of comprehensive income to report.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS



       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

       Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public for periods ending after December 15, 1997. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is engaged in one line of business, the operation of GoodLife TV Network, and therefore reports as one operating segment.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognized all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

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

       Management has continued its efforts to further brand the Network as the only network targeted to the ever growing Boomer and over audience, America's fastest growing demographic. In June 1998, the Network began operating under the "GoodLife TV Network" name. Management believes that this designation more accurately captures and reflects the Network's mission and has been a significant help in presenting the Network to potential customers. Management also continued its aggressive Affiliate marketing campaign by having a prominent presence at major trade shows and through trade advertising.

       A critical component to the Network's growth is to continually brand and improve the quality of programming and the Network's on air look. Original programming is a key to such branding, as it allows the consumer to differentiate the Network from other networks. The Network has continued to produce new original programming reflecting the American culture and traditional values of its Boomer and over audience. The Network reflects the "good life state of mind" of its audience in its mix of entertainment and information programs. GTV Ballroom DanceSport showcases the sport of ballroom dance competitions, a dance form popular with past generations that has become all the rage with today's generation. The Network provides insight and coverage of all the major dance competitions across the United States. Cafe DuArt, features impressionist/comedian Louise DuArt, providing cabaret music, comedy and a humorous slice of life set in a New York cabaret club. The Real Me Autobiographies, features prominent guests recounting their life's stories in their own words, surrounded by friends and family. The Bull & The Bear provides stock market reports by a "Siskel and Ebert-type" pair of hosts. More Money with the Dolans starring Ken and Daria Dolan, the First Family of Finance, offers practical financial advice for everyday Americans. TV Book Shop features author interviews and book picks of interest to the Network's audience. Issues and Answers, a panel discussion show hosted by Ron Nessen, provides the Network's audience with insight into the issues facing today's active adults. This is America with Dennis Wholey is a weekly, hour long roundtable discussion with six interesting and influential guests from the fields of entertainment, politics and industry. Management continues to search for creative new programming ideas targeted to the Boomer and over audience, and has several pilots in development for 1999.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.     MANAGEMENT STATEMENT (CONCLUDED)

       In addition to its new original programming, the Network continues to offer its viewers classic off network television series. The Network currently airs The Rockford Files, The Love Boat, and The Streets of San Francisco. The Network has also revised its film series through the introduction of Flea Market Movie, wherein short segments are added to commercial breaks where the Network's collectibles aficionado, Christopher Kent, dispenses his wit and wisdom about all sorts of collectable items. The GTV Variety Hour features classic variety programs such as Tony Orlando and Dawn, Leslie Uggams, The Lennon Sisters and others. American Soldier features interviews with veterans, focusing on their wartime experiences, which are wrapped around three classic dramatic television shows: Combat!, Twelve O'clock High and Garrison's Gorillas. These improvements to the programming line up have resulted in tangible results where total day ratings were a .2 and Monday to Sunday prime time ratings rose to a record .9 in November.

       Crown Communications Corporation ("Crown") has provided $8,000,000 in debt financing to the Company since January 1, 1999 and also has committed to provide, as needed, an additional $7,000,000 in debt financing during the balance of the calendar year. The Company believes that these funds will be sufficient to satisfy its operating needs for 1999.

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

       Because of the unpredictable factors involved in the search for a strategic alliance and the dynamic changes taking place in the industry, there is considerable uncertainty about what the Company's needs will be in future years. There can be no assurance that the Company will be able to locate financing in the amount required to execute its plans for future growth, or that it will be able to achieve a strategic alliance.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


2.     PROPERTY AND EQUIPMENT

       Major classifications of property and equipment and their respective estimated service lives are summarized below:

                                                            1998         1997
                                                            ----         ----
              Transponder                                 $1,427,968   $1,427,968      12 years
              Machinery and equipment                      1,397,333    1,360,810    5 to 7 years
              Furniture and fixtures                         299,890      299,663    5 to 7 years
              Leasehold improvements                          99,780       99,780       5 years
                                                      ----------------------------
                                                           3,224,971    3,188,221
              Accumulated depreciation
                and amortization                         (2,033,092)  (1,746,931)
                                                      ----------------------------
                                                          $1,191,879   $1,441,290
                                                      ============================

       Depreciation expense included in Finance, General and Administrative expenses was $286,000, $310,000, and $294,000, for 1998, 1997 and 1996,
       respectively.

3.     PROGRAMMING AND CABLECAST RIGHTS

       Prime time series consist of broadcast licenses for classic television series and other programming acquired from various film studios or other sources. Original programs consist of series or specials developed and produced by the Network. Music programs include musical series or specials both those produced by the Network and those acquired or licensed from third parties. The film library consists of vintage feature films, interstitial material, and other programming produced and/or owned by the Network. Film rights include broadcast licenses for films and specialty programming. Other programming and cablecast rights include production and post-production costs as well as costs to duplicate and edit programs and interstitial materials for broadcasting.


                                                                     1998           1997
                                                                     ----           ----
                        Prime time series:                        $14,578,500   $14,323,500
                        Original programs                           8,047,753     3,885,605
                        Music programs                              1,537,095     1,537,095
                        Film library                                1,266,667     1,266,667
                        Other                                       1,525,409       933,436
                                                               -----------------------------
                                                                   26,955,424    21,946,303

                        Less accumulated amortization            (16,867,295)   (9,109,657)
                                                               -----------------------------
                                                                  $10,088,129   $12,836,646
                                                               =============================
                        Consisting of:
                             Current                              $ 7,300,000    $6,880,000
                              Long term                             2,788,129     5,956,646
                                                               -----------------------------
                                                                  $10,088,129   $12,836,646
                                                               =============================

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


3.     PROGRAMMING AND CABLECAST RIGHTS (CONCLUDED)

       Estimated future amortization of programming and cablecast rights and maturities of related long-term obligations are approximately as follows:

                        Year                                 1999            2000           2001
                                                             ----            ----           ----

                        Amortization                      $7,300,000      $2,406,700       $68,100
                        Obligation maturities             $5,068,000      $  114,465

       The Company acquired or produced the following rights and materials during the years ended December 31,

                                                          1998         1997         1996
                                                          ----         ----         ----
                        Prime time series             $   255,000   $1,073,500    $       -
                        Original programs               4,162,100    3,532,600      500,000
                        Music programs                          -    1,185,500      312,000
                        Other                             592,000      254,700       96,500
                        Film rights                             -            -            -
                                                     ---------------------------------------
                                                       $5,009,100   $6,046,300    $ 908,500
                                                     =======================================

4.     NOTES PAYABLE TO RELATED PARTIES

       Notes payable consists of the following:

                                                                                            1998          1997
                                                                                        ---------------------------
            Notes payable to Concept Communications, Inc. bearing interest approximating 7.75% per annum, due upon the earlier of an equity investment of not less than the amount of the Notes or January 1,
            2000; however, Concept has represented that the Notes will not be called prior to January 1, 2000 unless replaced by an
            equity investment.                                                           $19,217,867   $18,112,194

            Notes payable to Crown Communications Corporation bearing interest approximating 7.75% per annum, due upon the earlier of an equity investment of not less than the amount of the Notes or January 1,
            2000; however, Crown has represented that the Notes will not be called prior to January 1, 2000 unless replaced by an
            equity investment.                                                           $43,310,006   $23,000,000

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


  4.          NOTES PAYABLE TO RELATED PARTIES (CONCLUDED)
                                                                                           1998          1997
                                                                                      -----------------------------
              Subordinated note payable to Atlantic Video in the principal amount of $305,000, bearing interest at the rate of 2.5% per quarter, compounded quarterly, with principal and interest payable on March 31, 2002. The note agreement contains certain restrictive covenants including limitations on liens, disposition
              of collateral and compliance with related contracts.                           305,000       305,000
                                                                                      -----------------------------

                                                                                         $62,832,873   $41,417,194
                                                                                      =============================

       Subsequent to December 31, 1998, Crown has loaned the Company an additional $8,000,000 and extended the due dates on all related debt to January 1, 2000. In addition, the Majority Stockholders have extended payments on the portion of accrued interest until 2000. In connection with the additional borrowings and extension of the due dates, the Company has entered into security agreements covering substantially all the Company's assets in favor of the Majority Stockholders. Current maturities of notes payable and long-term debt to related parties is as follows:

                                   1999        2000         2001         2002        2003
                                   ----        ----         ----         ----        ----

                                    $-      $62,527,873      $-        $305,000       $-

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

                                                                     Options            Price
                                                                   Outstanding        per Share
                                                              ----------------------------------------------

             Outstanding at January 1, 1997                                  45,500   $.48   - 1.25

             Canceled                                                             -
                                                              ----------------------

             Outstanding at December 31, 1997                                45,500   $ .48   -1.25

             Canceled                                                             -
             Expired                                                       (12,000)   $1.25
                                                              ----------------------

             Outstanding at December 31, 1998                                33,500   $ .48   -1.25
                                                              ======================

             Exercisable at December 31, 1998                                33,500   $ .48   -1.25
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

                                                                        Options           Price
                                                                      Outstanding       per Share
                                                                 ----------------------------------------------

             Outstanding at January 1, 1997                                    175,000   $ .48  - 1.57

             Canceled                                                                -
                                                                 ----------------------

             Outstanding at December 31, 1997                                  175,000   $ .48  - 1.57

             Canceled                                                                -
                                                                 ----------------------

             Outstanding at December 31, 1998                                  175,000   $ .48  - 1.57
                                                                 ======================

             Exercisable at December 31, 1998                                  175,000   $ .48  - 1.57
                                                                 ======================

       In November, 1995, the Company's Board of Directors authorized registration of the Company's existing stock option plans and agreements under the Securities Act of 1933 and the establishment of a new stock option plan (the "1996 Plan") which will replace the two existing plans. This action did not result in any additional shares being reserved for options.

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

                                                                     Shares           Options              Price
                                                                    Reserved        Outstanding          per Share
                                                              --------------------------------------------------------

             Outstanding at January 1, 1997                           1,006,166           30,000           $0.27

             Granted                                                   (30,000)           30,000           $0.07
             Canceled                                                     9,000          (9,000)           $0.27
                                                              -----------------------------------

             Outstanding at December 31, 1997                           979,166           51,000       $0.07 - 0.27

             Granted                                                   (30,000)           30,000           $0.07
             Canceled                                                    12,000         (12,000)       $0.07 - 0.27
                                                              -----------------------------------

             Outstanding at December 31, 1998                           961,166           69,000       $0.07 - 0.27
                                                              ===================================

             Exercisable at December 31, 1998                                             19,000       $0.07 - 0.27
                                                                                  ===============

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


5.     STOCK OPTIONS AND WARRANTS (CONCLUDED)

       The exercise price of stock options at December 31, 1998 ranged from $1.57 to $0.07 per share with a weighted exercise price and remaining contractual life of $0.74 and seven years, respectively.

       On May 13, 1996, the Company entered into an agreement with SQuire Rushnell to be employed as the Company's President and Chief Executive Officer. Under the terms of the contract, the Company entered into a stock option agreement which reserves 839,840 shares of common stock at an exercise price of $0.35, which was equal to the fair market value at the date of grant. The shares vest at a rate of 25% each nine months and the options expire at the earliest of (a) purchase of all shares, (b) 90 days following termination of employment, or (c) May 12, 2006. The number of shares vesting in a given period can be accelerated and/or additional options granted if the number of shares vesting is less than 1% of the total shares of common stock outstanding on such date. At December 31, 1998, 629,880 shares were vested.

       As of December 31, 1998, there were warrants outstanding to purchase approximately 156,000 shares of the Company's common stock at prices ranging from $1.25 to $4.80 per share for an average price of $2.31 per share. No options or warrants were exercised during 1997 or 1998. The Warrants will expire 45 days after the filing of a post-effective amendment to the related Registration Statement, as yet unfiled.

       Total common shares reserved for issuance of subscribed stock, options, warrants and conversion of preferred shares at December 31, 1998 were approximately 2,287,500.

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


7.     FEDERAL INCOME TAXES (CONTINUED)

       At December 31, 1998, the Company has unused net operating loss carryforwards which will be limited. Internal Revenue Code Section 382 provides that certain changes in ownership of the Company can limit the amount of income that can be offset by net operating losses. The amount of the limitation is approximately $1,700,000 per year. The net operating loss carryforwards prior to the application of the limitations are as follows:

                         Available for carryforward to
                         Year Ending December 31,
                         ------------------------
                                      1998 - 2000                             $        87,000
                                      2001                                          1,323,000
                                      2002                                          3,493,000
                                      2003                                          1,725,000
                                      2004                                          2,424,000
                                      2005                                          3,630,000
                                      2006                                          2,786,000
                                      2007                                          2,803,000
                                      2008                                          2,218,000
                                      2009                                          3,719,000
                                      2010                                          8,787,000
                                      2011                                         13,094,000
                                      2012                                         19,644,000
                                      2013                                         22,482,000
                                                                             -----------------

                                      Total                                   $    88,215,000
                                                                             =================

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


7.     FEDERAL INCOME TAXES (CONCLUDED)

       Deferred income taxes arise from the difference between the financial statement and income tax basis of assets and liabilities. Principal items comprising net deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                                        1998            1997
                                                               ----------------------------------
          Current:
             Allowance for doubtful accounts                        $103,000        $159,000
             Accrued liabilities and other                            81,000          75,000
                                                               ----------------------------------

                 Total current deferred tax assets                   184,000         234,000
                                                               ----------------------------------

          Long-Term:
             Net operating loss carryforwards                     29,993,000      22,349,000
             Accumulated depreciation and amortization              (397,000)       (585,000)
                                                               ----------------------------------

                 Total net long-term deferred tax assets          29,596,000      21,746,000
                                                               ----------------------------------

                 Total net deferred tax assets                    29,780,000      21,998,000
                 Valuation allowance                             (29,780,000)    (21,998,000)
                                                               ----------------------------------

                 Net deferred tax asset                          $         -     $         -
                                                               ==================================

       Management believes that a valuation allowance is necessary due to uncertainty regarding the timing and amount of future utilization of net operating loss carryforwards.

8.     RELATED PARTY TRANSACTIONS

       OFFICE LEASES

       The Company entered into a five year lease agreement commencing November, 1994, with an entity affiliated with the Company's Majority Stockholders. The lease calls for base monthly rental payments of $12,537, plus 2% per year escalation and pro-rata increases in operating expenses and real estate taxes. The lease provides for three months rental abatement and a five year renewal option at the then prevailing market rate. For financial reporting purposes, the lease payments are being recognized on a straight-line basis over the initial term of the lease. The Company was required to contribute $70,000 for above building standard buildout items to be paid in 60 monthly installments of $1,410, including 8% interest. Rental expense under this lease was $194,500, $184,600, and $172,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

       PRODUCTION AND POST PRODUCTION SERVICES

       During 1990, the Company entered into an agreement with Atlantic Video, Inc., an entity of which two directors of the Company were officers and directors during 1998, for studio, production and post production services, master control/uplink services and office space. Under the terms of the agreement, which was renewed in August 1997, the Company is required to purchase a minimum number of hours of such services during each year at specified rates. The Company has agreed to pay a minimum monthly fee of $93,000. If the Company does not actually purchase $93,000 of services in a month, the differences up to a maximum of $75,000 for all months elapsed, subject to certain limitations, can be used as credit for the fees in future months. Services rendered to the Company under this agreement amounted to $1,397,000, $1,525,000, and $1,588,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


9.     COMMITMENTS AND CONTINGENCIES

       LITIGATION

       Roger M. Rosenberg, et al. v. Sam Oolie, et al. On or about September 29, 1989, an action was commenced in the Delaware Court of Chancery for New Castle County. The Company is named as a nominal defendant for purposes of the derivative claims asserted. However, the Company has no liability, and a summary judgment has been entered dismissing all counts in which the Company had been named, although counts against the other individual defendants continue. The Company is required to indemnify the directors and to pay the cost of their defense.

       EMPLOYMENT AGREEMENTS

       On May 13, 1996, the Company entered into a three year employment agreement with SQuire Rushnell pursuant to which Mr. Rushnell serves as the Company's President and Chief Executive Officer. The agreement provides for an annual salary of $200,000 with annual merit increases of not less than 5% of the immediately prior base salary and a $50,000 sign on bonus. Commencing in the second year the agreement provides for annual benchmark bonuses of $50,000, payable quarterly upon meeting or exceeding certain budgetary goals as well as annual bonuses based upon reducing the Company's deficit.

       LEASES

       TRANSPONDER

       The Company leases satellite transponder space and services on a 24-hour per day basis. In connection with the Company's satellite transponder, which launched in March, 1994, a launch protection fee of $1,000,000 was paid and interest costs of $284,000 were capitalized along with other costs to acquire the transponder. The basic monthly rate is $205,400 for a term spanning the life of the satellite, which is estimated to be twelve years. Expense for satellite transponder space and services was $2,464,800, $2,464,800, and $2,464,800, for 1998, 1997 and 1996,
       respectively.

       OFFICE, STUDIO, AND EQUIPMENT

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

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


9.     COMMITMENTS AND CONTINGENCIES (CONCLUDED)

       Lease expense for premises and equipment for 1998, 1997 and 1996, which consisted entirely of minimum rentals, was $280,000, $273,000, $234,000, respectively. Approximate minimum rental commitments under all noncancellable leases, including the transponder lease having terms in excess of a year are as follows:

                               Year Ending                            Facility     Transmission       Total
                               December 31,                            Leases         Leases
                               ------------                        -------------------------------------------

                                      1999                               166,000       3,111,000    3,277,000
                                      2000                                29,000       2,885,000    2,914,000
                                      2001                                29,000       2,885,000    2,914,000
                                      2002                                30,000       2,885,000    2,915,000
                                      2003                                21,000       2,885,000    2,906,000
                                      Thereafter                               -       5,350,000    5,350,000

       RATING SERVICE CONTRACT

       The Company has contracted with a service that provides ratings reports, analysis reports, demographic reports and other special reports. The agreement, commencing September, 1995, covers a minimum period of five years, requires a monthly base charge of approximately $30,000.

       MAJOR CUSTOMERS

       During 1998, two major customers accounted for 18% and 13% of Affiliate revenues; during 1997, two major customers accounted for 20% and 12% of Affiliate revenues; and during 1996, three major customer accounted for 17%, 15% and 11% of Affiliate revenues, respectively. Advertising sales revenues from one agency accounted for 36% of advertising revenues in 1998 and 10% of advertising revenues in 1996.

10.    STATEMENTS OF CASH FLOWS

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          1998         1997        1996
                                                      -------------------------------------
              Cash paid during the year for:
                Interest                                 $660,000     $635,000    $166,213
                Income taxes                                 None         None        None


       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

       FISCAL 1998

       Programming acquisitions totaling $830,000 were financed through vendor debt obligations.

       Interest accrued and payable to Concept and Crown in the amounts of $1,105,673 and $1,310,006, respectively, were recapitalized into notes payable as part of a March 31, 1998 refinancing of debt owed to the Majority Stockholders.

                          THE NOSTALGIA NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS


10.    STATEMENTS OF CASH FLOWS (CONCLUDED)

       FISCAL 1997

       Programming acquisitions totaling $2,659,000 were financed through vendor debt obligations.

       Interest accrued and payable to Concept in the amount of $1,612,194 was recapitalized into a note payable as part of a March 31, 1997 refinancing of debt owed to the Majority Stockholders.

       FISCAL 1996

       Programming acquisitions totaling $702,500 were financed through vendor debt obligations.

                           THE NOSTALGIA NETWORK, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                                     BALANCE AT     CHARGED TO    CHARGED TO                     BALANCE AT
                                                     BEGINNING      COSTS AND       OTHER        DEDUCTIONS        END OF
                        Description                   OF YEAR        EXPENSES      ACCOUNTS         (1)            YEAR
                        -----------                ------------------------------------------------------------------------


Year ended December 31, 1996
  Allowance for doubtful accounts receivable         $2,258,000     $  450,000        $    -      $1,554,000    $1,154,000
                                                   ========================================================================

Year ended December 31, 1997
  Allowance for doubtful accounts receivable         $1,154,000     $  102,000        $    -      $  789,000    $  467,000
                                                   ========================================================================

Year ended December 31, 1998
  Allowance for doubtful accounts receivable         $  467,000     $  534,000        $    -      $  699,000    $  302,000
                                                   ========================================================================




(1)  Uncollectible accounts written off.