Form 10-Q
period 1999-03-31
NOSTALGIA NETWORK INC
filed 1999-05-17
CIK 747178

--------------------------------------------------------------------------------
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999.

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

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page No.
                                                                         --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of
            March 31, 1999 and December 31, 1998                            3

            Statements of Operations
            For the Three Months Ended March 31, 1999 and 1998              4

            Statements of Cash Flows
            For the Three Months Ended March 31, 1999 and 1998              5

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7 - 11

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk                                                     11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               12

Item 2.     Changes in Securities and Use of Proceeds                       12

Item 3.     Default upon Senior Securities                                  12

Item 4.     Submission of Matters to a Vote of Security Holders             12

Item 5.     Other Information                                               12

Item 6.     Exhibits and Report on Form 8-K                                 12


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS


                                                                    (Unaudited)
                                                                   March 31, 1999        December 31, 1998
                                                                   --------------        -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $  4,284,386            $    539,371
   Accounts receivable, less allowance of $330,000
     and $302,000, respectively                                           967,988                 935,230
   Prepaid expenses                                                       129,280                 168,362
   Cablecast rights                                                     6,497,246               7,300,000
                                                                     ------------            ------------

        Total current assets                                           11,878,900               8,942,963

Programming and cablecast rights - net                                  1,752,028               2,788,129
Property and equipment - net                                            1,120,479               1,191,879
Other assets                                                               55,740                  56,740
                                                                     ------------            ------------

        Total assets                                                 $ 14,807,147            $ 12,979,711
                                                                     ============            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long-term obligations                       $  3,850,571            $  5,085,827
   Accounts payable                                                     1,593,818               2,255,174
   Accrued expenses and other liablilities                                444,848                 377,254
                                                                     ------------            ------------

        Total current liabilities                                       5,889,237               7,718,255
                                                                     ------------            ------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
   Notes and interest payable - related parties                        75,330,341              66,214,998
   Other                                                                  330,423                 335,416
   Cablecast licenses and fees payable                                     33,007                 114,465
                                                                     ------------            ------------

       Total long-term liabilities                                     75,693,771              66,664,879
                                                                     ------------            ------------

       Total liabilities                                               81,583,008              74,383,134
                                                                     ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: $2 par value, 125,000 shares authorized,
     3,250 issued and outstanding                                           6,500                   6,500
   Common stock: $0.04 par value, 30,000,000 shares
     authorized, 20,274,371 and 20,274,371 shares issued
     and outstanding, respectively                                        810,975                 810,975
   Additional paid-in capital                                          30,213,554              30,213,554
   Deficit                                                            (97,806,890)            (92,434,452)
                                                                     ------------            ------------

       Total stockholders' deficit                                    (66,775,861)            (61,403,423)
                                                                     ------------            ------------

       Total liabilities and stockholders' deficit                   $ 14,807,147            $ 12,979,711
                                                                     ============            ============


             See accompanying notes to the financial statements             -3-

                        THE NOSTALGIA NETWORK, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                             For the Three Months
                                                               Ended March 31,
                                                       ------------------------------
                                                           1999               1998
                                                       ------------       -----------
OPERATING REVENUES
    Affiliate revenue                                  $   548,215        $  659,178
    Advertising sales revenue                              791,421           764,148
                                                       ------------       -----------

      Total operating revenues                           1,339,636         1,423,326
                                                       ------------       -----------

OPERATING EXPENSES
    Programming, production and transmission             1,201,507         1,277,337
    Programming amortization                             2,119,020         1,767,542
    Sales and marketing                                    989,667         1,294,103
    Finance, general and administration                  1,061,575           715,470
                                                       ------------       -----------

      Total operating expenses                           5,371,769         5,054,452
                                                       ------------       -----------

LOSS FROM OPERATIONS                                    (4,032,133)       (3,631,126)
                                                       ------------       -----------

OTHER INCOME AND (EXPENSE)
      Interest and other - net                          (1,340,305)         (953,455)
                                                       ------------       -----------

INCOME (LOSS) BEFORE PROVISION FOR
FEDERAL INCOME TAXES                                    (5,372,438)       (4,584,581)


PROVISION FOR FEDERAL INCOME TAXES                               -                 -
                                                       ------------       -----------


NET LOSS                                               $(5,372,438)      $(4,584,581)
                                                       ============      ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $     (0.26)      $     (0.23)
                                                       ============      ============


WEIGHTED AVERAGE SHARES OUTSTANDING                     20,274,371        20,274,371
                                                       ============       ===========




             See accompanying notes to the financial statements            -4-

                      THE NOSTALGIA NETWORK, INC.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                                      For the Three Months
                                                                        Ended March 31,
                                                                ------------------------------
                                                                    1999             1998
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(5,372,439)     $(4,584,581)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                 2,190,419        1,838,997
     Provision for losses on accounts receivable                     174,000          102,000
   Net change in operating assets and liabilities:
     Increase in accounts receivable                                (206,758)        (202,121)
     Decrease (increase) in prepaid expenses & other assets           40,082         (176,619)
     (Decrease) increase in accounts payable                        (661,356)       1,261,482
     Increase in accrued expenses
      and other liabilities                                        1,177,945          729,111
                                                                 -----------      -----------

       Net cash used in operating activities                      (2,658,107)      (1,031,731)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of programming and cablecast rights                  (280,164)      (1,696,722)
     Purchases of property and other assets                                -          (31,572)
                                                                 -----------      -----------

       Net cash used in investing activities                        (280,164)      (1,728,294)
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long-term obligations                           (1,316,714)      (2,104,921)
     Proceeds from notes payable - related parties                 8,000,000        4,250,000
                                                                 -----------      -----------

       Net cash provided by financing activities                   6,683,286        2,145,079
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     3,745,015         (614,946)

CASH AND CASH EQUIVALENTS - BEGINNING                                539,371        1,803,189
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS - ENDING                               $ 4,284,386      $ 1,188,243
                                                                 ===========      ===========



             See accompanying notes to the financial statements            -5-

                           The Nostalgia Network, Inc.


                          NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash flow - cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On March 27, 1999, the Company issued two substitution and replacement notes to Crown and Concept Communications, Inc. ("Concept") (together the "Majority Stockholders") in the amount of $50,571,503 and $20,598,036, respectively, at 7.75%, with the principal and unpaid interest due January 1, 2000. These notes require minimum monthly interest payments aggregating to $60,000 and replace previously issued notes in the principal amounts of $47,810,006 and $19,217,867 plus $2,761,497 and
       $1,380,169 in accrued and unpaid interest, respectively. On March 22, 1999, the Company issued a promissory note to Crown in the principal amount of $3,500,000 at 7.75% due January 1, 2000. These notes are secured by certain Security Agreements between the Majority Stockholders and the Company, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q contains certain "forward-looking statements" which represent expectations or beliefs of the Company, including, but not limited to, statements concerning the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development of the Company's network, the impact of internal and external problems caused by the Year 2000 computer problem, and dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates). Certain of these risks and uncertainties are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

For a discussion of the risks that may have an impact on the Company's results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

Results of Operations

Total revenues decreased $83,690, or 5.9 % (from $1,423,326 to $1,339,636) for the three months ended March 31, 1999 (the "Quarter") compared to the three months ended March 31, 1998 (the "1998 Quarter"). The decline resulted principally from decreases in affiliate revenue partially offset by increases in advertising revenue.

Overall advertising sales revenues increased $27,273, or 3.6% (from $764,148 to $791,421). Infomercial sales decreased $48,847, or 11.0% (from $444,125 to $395,278). The Company believes that the infomercial market in general has been soft, resulting in lower rates received for infomercial time. Conventional advertising increased $76,120, or 23.8% (from $320,023 to $396,143). This was primarily a result of increased national spot buys.

Affiliate revenues decreased by $110,963, or 16.8% (from $659,178 to $548,215) primarily a result of acquiring new subscribers that have upfront zero fee carriage arrangements for the first several years of their contract periods. These arrangements provide for long term carriage for the Network with various multiple system operator with the intent to generate higher revenue streams from advertising in the future.

Management firmly believes that the Company's niche, the nation's Boomer and over audience, is a valuable market which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing population segment and will account for nearly 30% of the population in the year 2000. As delivery technology continues to change, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. In 1999, the Company plans to continue its efforts to develop new original programming specifically targeted to America's Boomer and over audience and build upon the programming ideas developed in 1998.

Operating expenses, net of $280,164 in capitalized programming costs in the Quarter compared to $1,696,719 in the 1998 Quarter, increased $317,317, or 6.3% (from $5,054,452 to $5,371,769). This increase was primarily a result of an increase of $351,478, or 19.9% (from $1,767,542 to $2,119,020) in programming amortization, and an increase of $346,105, or 48.4% (from $715,470 to $1,061,575) in finance, general and administrative costs, offset by decreases of $304,436, or 23.5% (from $1,294,103 to $989,667) in sales and marketing costs, and a decrease of $75,830, or 5.9% (from $1,277,337 to $1,201,507) in programming, production and transmission costs. Salaries and wages decreased by $33,298, or 8.0% (from $416,745 to $383,447). Travel and entertainment expenses decreased by $48,656, or 49.3% (from $98,711 to $50,055). Both of these decreases were primarily due to the departure of personnel from positions which have not yet been replaced. Convention expenses decreased by $38,092, or 74.0% (from $51,479 to $13,387). Advertising expenditures decreased by $176,802, or 92.8% (from $190,440 to $13,638). Both of these decreases also were due to the Company's efforts to reduce marketing costs. Professional fees decreased by $111,472 or 43.2% (from $257,857 to $146,385) primarily as a result of reduced expenditures on the Network's affinity and new media efforts, as well as bringing the Network's public relations operations in house. These decreases were offset in part by increases in marketing allowance costs of $102,145, or 209.0% (from $48,886 to $151,031).

Programming, production and transmission costs, net of $280,164 in capitalized programming costs in the Quarter compared to $1,696,719 in the 1998 Quarter, decreased by $75,830, or 5.9% (from $1,277,337 to $1,201,507) primarily as a result of higher programming costs, for programs completed and delivered in the 1998 Quarter. Programming amortization costs increased by $351,478, or 19.9% (from $1,767,542 to $2,119,020) primarily as a result of higher overall accumulated costs for original programming incurred in prior years. The Company expects to incur additional increases in future programming and studio production costs as a consequence of upgrading the Network's programming and the creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term, but management believes they are critical to the Company's long-term survival and growth.

The Company continues its schedule of new and original productions in 1999, including the following programs: GTV DanceSport, spotlights a rapidly growing trend in America, ballroom and performance dancing which is slated to become a recognized Olympic sport; More Money with the Dolans, staring Ken and Daria Dolan, the "first family of finance," which provides an entertaining program on money issues; Flea Market Movie, with collectibles aficionado, Christopher Kent, appraising viewer's attic treasures during movie breaks; The Bull and the Bear, stock market reports by a "Siskel and Ebert" type pair of hosts, Llewellyn King and Linda Gasparello; The Real Me Autobiographies, true stories of famous people told in their own words; and American Soldier, which features interviews with World War II veterans as wraparounds to the dramatic series, Combat, Garrison's Gorillas and 12 O'clock High.

New programs for 1999 include American Couples, hosted by Nancy Glass, an hour long show which celebrates the family values, love, commitment and partnership of famous couples; Heroes & Sheroes, profiling ordinary men and women who have performed heroic tasks for the benefit of their fellow man; American Families spotlights regular families discussing contemporary solutions to issues raised in episodes of classic family programs, from teen dating to sibling rivalry; and The Cookbook Show which features the Network's Flea Market Movie host, Christopher Kent, who also is an accomplished chef, preparing dishes from famous cookbooks.

Finance, general and administrative costs increased by $346,105, or 48.4% (from $715,470 to $1,061,575). This increase primarily was a result of increases in legal and professional fees of $68,870, or 89.4% (from $77,045 to $145,915), increases in bad debt expenses of $72,000, or 70.6% (from $102,000 to $174,000), and increases in consolidation and retention costs of $193,762, or 100% (from $0 to $193,762), resulting from the Company's decision in March, 1999 to more closely align its sales and marketing activities by consolidating these efforts at its headquarters in Washington, D.C.

As a result of decreased revenues, increased programming amortization costs, increased finance, general and administration costs offset partially by decreased programming, production, and transmission costs and decreased sales and marketing costs, the Company's loss from operations increased $401,007, or 11.0% (from $3,631,126 to $4,032,133).

Other income (expense) increased $386,850, or 40.6% (from ($953,455) to ($1,340,305)) primarily as a result of interest on additional borrowings. As a result of increased loss from operations and increased other expense, net loss increased by $787,858, or 17.2% (from $4,584,581 to $5,372,439).

Liquidity and Capital Resources

Cash increased from $539,371 at December 31, 1998 to $4,284,386 at March 31, 1999, principally due to $8,000,000 in financing received in the Quarter, offset by cash outlays to cover increased operating losses and repayments of certain debts. Working capital increased from $1,224,708 at December 31, 1998 to $5,989,663 at March 31, 1999, principally as a result of increased cash balances of $3,745,015. Cablecast rights have decreased by $1,838,855, or 18.2% since year-end as a result of amortization of the Network's investment in its primetime line-up, offset by acquisitions totaling $280,164. Total Liabilities increased primarily due to $8,000,000 in additional financing.

Cash used in operating activities increased $1,626,376, or 157.6% (from $1,031,731 to $2,658,107) for the Quarter compared to the 1998 Quarter, principally as a result of decreases in accounts payable and increases in losses from operations.

Cash used in investing activities decreased $1,448,130, or 83.8% (from $1,728,294 to $280,164) principally due to a decrease in purchase of programming and cablecast rights of $1,416,558.

Cash flows from financing activities increased $4,538,207, or 211.6% (from $2,145,079 to $6,683,286) due principally to increased financing of $3,750,000, or 88.2% (from $4,250,000 to $8,000,000) and decreased repayment of long-term obligations of $788,207, or 37.5% (from $2,104,921 to $1,316,714).

Since 1990, the Company's Majority Stockholders have been the principal source of the Company's capital. The Majority Stockholders have invested $2,300,000 and provided $58,500,000 in financing since 1994. Additionally, since January 1, 1999, the Majority Stockholders have provided $8,000,000 in debt financing to the Company, and have committed to advance as needed an additional $7,000,000 in debt financing during the balance of 1999. Management believes that these funds will be sufficient to satisfy its operating needs for 1999. In connection with the additional borrowings, the Company has entered into security agreements, as amended, pledging substantially all the Company's assets as security for its indebtedness to the Majority Stockholders.

The Company believes that, in order to survive in the highly competitive market for cable television programming, the Company will need significant additional investment over the next four to five years. Such additional investment is necessary to improve programming and increase distribution, which the Company anticipates ultimately will increase advertising revenues and result in substantial long-term revenue increases.

The Company's Board of Directors has directed its Executive Committee and management to study the question of whether the Company should enter into, and the potential opportunities for, a strategic alliance, and to make recommendations to the full Board of Directors. The Executive Committee and management have been actively engaged in this pursuit. Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about the Company's future needs. There can be no assurance either that the Company will be able to locate sufficient funding in excess of the funds committed for 1999, or that it will be able to achieve a strategic alliance.

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

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based upon its review, the Company believes that all of its systems are Year 2000 compliant with the exception of the Company's "traffic system," pursuant to which the Network's signal is distributed to affiliates. The Company has begun to replace the traffic system with one which is Year 2000 compliant and expects to have the new system in place by the third quarter of 1999 at a cost not anticipated to exceed $100,000.

The Company is in the process of contacting its significant suppliers and affiliates that do not share information systems with the Company as to their Year 2000 compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 compliance in a timely fashion could materially impact the Company. The effect of noncompliance by external agents is not determinable. Possible Year 2000 related problems due to external agents could include loss of electrical power and telephone service, and supply shortages.

In the event the Company experiences difficulties with its systems or with material external agents, the Company has contingency plans for certain critical applications and is working on such plans for others. Contingency plans generally consist of performing mission critical procedures manually or with substitute systems which are Year 2000 compliant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.  None.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBIT AND REPORT ON FORM 8-K.

(a) Exhibits

Exhibit
  No.             Description
  ---             -----------

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

  27     Financial Data Schedule as required by Item 601 (c) of Regulation S-K

(b) Reports on Form 8-K

The Company filed a Form 8-K with the United States Securities and Exchange Commission on April 5, 1999, as amended by a Form 8-K/A filed with the United States Securities and Exchange Commission on April 12, 1999, to report a change in the Company's certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 15, 1999

                                  THE NOSTALGIA NETWORK, INC.

                                  By: /s/SQuire D. Rushnell
                                     -------------------------------------
                                  SQuire D. Rushnell, President and
                                  Chief Executive Officer


                                  By: /s/ Diane C. Fuller
                                     ---------------------------
                                  Diane C. Fuller, Treasurer