Form 10-Q
period 1999-06-30
NOSTALGIA NETWORK INC
filed 1999-08-16
CIK 747178

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

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

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of
            June 30, 1999 and December 31, 1998                                     3

            Statements of Operations
            For the Three and Six Months Ended June 30, 1999 and 1998               4

            Statements of Cash Flows
            For the Six Months Ended June 30, 1999 and 1998                         5

            Notes to Financial Statements                                           6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                         7 - 12

Item 3.     Quantitative and Qualitative Disclosure about Market Risk               12


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                       12

Item 2.     Changes in Securities and Use of Proceeds                               12

Item 3.     Default upon Senior Securities                                          12

Item 4.     Submission of Matters to a Vote of Security Holders                     12

Item 5.     Other Information                                                       13

Item 6.     Exhibits and Report on Form 8-K                                         13

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS

                                                                         (Unaudited)                December 31,
                                                                        June 30, 1999                  1998
                                                                    ----------------------     ----------------------
     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $2,381,170                   $539,371
     Accounts receivable, less allowance of $279,000
             and $302,000, respectively                                         1,101,917                    935,230
     Prepaid expenses                                                             159,841                    168,362
     Cablecast rights                                                           5,208,838                  7,300,000
                                                                    ----------------------     ----------------------
                 TOTAL CURRENT ASSETS                                           8,851,766                  8,942,963


Programming and cablecast rights - net                                          1,771,547                  2,788,129
Property and equipment - net                                                    1,098,738                  1,191,879
Other assets                                                                       52,740                     56,740
                                                                    ----------------------     ----------------------
                 TOTAL ASSETS                                                 $11,774,791                $12,979,711
                                                                    ======================     ======================


     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Current maturities of programming and cablecast fees                      $2,418,855                 $5,085,827
     Accounts payable                                                           1,888,534                  2,255,174
     Accrued expenses and other liabilities                                       550,026                    377,254
                                                                    ----------------------     ----------------------
                 TOTAL CURRENT LIABILITIES                                      4,857,415                  7,718,255
                                                                    ----------------------     ----------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
     Notes and interest payable-related parties                                78,642,595                 66,214,998
     Other                                                                        332,685                    335,416
     Cablecast licenses and fees payable                                                0                    114,465
                                                                    ----------------------     ----------------------
                TOTAL LONG-TERM LIABILITIES                                    78,975,280                 66,664,879
                                                                    ----------------------     ----------------------
                TOTAL LIABILITIES                                              83,832,695                 74,383,134
                                                                    ----------------------     ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, convertible: $2 par value, 125,000 shares
             authorized, 3,250 issued and outstanding                               6,500                      6,500
     Common stock: $.04 par value, 30,000,000
             shares authorized, 20,274,371
             shares issued and outstanding in 1999 and 1998                       810,975                    810,975
     Additional paid-in capital                                                30,213,554                 30,213,554
     Deficit                                                                (103,088,933)               (92,434,452)
                                                                    ----------------------     ----------------------
                TOTAL STOCKHOLDERS' DEFICIT                                  (72,057,904)               (61,403,423)
                                                                    ----------------------     ----------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $11,774,791                $12,979,711
                                                                    ======================     ======================

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Three Months
                                                                    Ended June 30,
                                                     ---------------------------------------------
                                                             1999                    1998
                                                     ---------------------   ---------------------
OPERATING REVENUES:
       Affiliate sales                                           $615,340                $728,799
       Advertising sales                                          754,916                 667,886
                                                     ---------------------   ---------------------

          TOTAL OPERATING REVENUES                              1,370,256               1,396,685
                                                     ---------------------   ---------------------

OPERATING EXPENSES:
       Programming, production and transmission                 1,350,128               1,593,954
       Programming amortization                                 2,122,042               1,831,126
       Sales and marketing                                        834,633               2,675,067
       Finance, general and administration                        802,529                 784,516
                                                     ---------------------   ---------------------

          TOTAL OPERATING EXPENSES                              5,109,332               6,884,663
                                                     ---------------------   ---------------------

          LOSS FROM OPERATIONS                                (3,739,076)             (5,487,978)
                                                     ---------------------   ---------------------

OTHER INCOME AND (EXPENSE)
       Interest and other - net                               (1,542,965)             (1,068,614)

                                                     ---------------------   ---------------------

NET LOSS                                                     ($5,282,041)            ($6,556,592)
                                                     =====================   =====================


LOSS PER COMMON SHARE - BASIC AND DILUTED                         $(0.26)                 $(0.32)
                                                     =====================   =====================

WEIGHTED AVERAGE SHARES OUTSTANDING                            20,274,371              20,274,371
                                                     =====================   =====================

                                                                     For the Six Months
                                                                       Ended June 30,
                                                     -----------------------------------------------------
                                                                1999                        1998
                                                     ----------------------------   ----------------------
OPERATING REVENUES:
       Affiliate sales                                                $1,163,555               $1,387,977
       Advertising sales                                               1,546,336                1,432,034
                                                     ----------------------------   ----------------------

          TOTAL OPERATING REVENUES                                     2,709,891                2,820,011
                                                     ----------------------------   ----------------------

OPERATING EXPENSES:
       Programming, production and transmission                        2,551,635                2,871,291
       Programming amortization                                        4,241,062                3,598,668
       Sales and marketing                                             1,824,300                3,969,170
       Finance, general and administration                             1,864,104                1,499,986
                                                     ----------------------------   ----------------------

          TOTAL OPERATING EXPENSES                                    10,481,101               11,939,115
                                                     ----------------------------   ----------------------

          LOSS FROM OPERATIONS                                       (7,771,210)              (9,119,104)
                                                     ----------------------------   ----------------------

OTHER INCOME AND (EXPENSE)
       Interest and other - net                                      (2,883,271)              (2,022,069)

                                                     ----------------------------   ----------------------

NET LOSS                                                           ($10,654,481)            ($11,141,173)
                                                     ============================   ======================


LOSS PER COMMON SHARE - BASIC AND DILUTED                                $(0.53)                  $(0.55)
                                                     ============================   ======================

WEIGHTED AVERAGE SHARES OUTSTANDING                                   20,274,371               20,274,371
                                                     ============================   ======================

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Six  Months
                                                                                           Ended June 30,
                                                                        --------------------------------------------------
                                                                                1999                        1998
                                                                        ----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                  $(10,654,481)               $(11,141,173)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                             4,383,862                   3,741,775
          Provision for losses on accounts receivable                                 252,000                     204,000
      Net change in operating assets and liabilities:
          (Increase) in accounts receivable                                         (418,687)                   (343,871)
          Decrease (increase) in prepaid expenses and other assets                     12,521                   (175,363)
          (Increase) decrease in accounts payable                                   (366,640)                   1,783,758
          Increase in accrued expenses
            and other liabilities                                                   2,168,442                   1,444,276
                                                                        ----------------------      ----------------------

               Net cash used in operating activities                              (4,622,983)                 (4,486,598)
                                                                        ----------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of programming and cablecast rights                           (1,133,318)                 (2,625,884)
          Purchases of property and other assets                                     (49,659)                    (30,610)
                                                                        ----------------------      ----------------------

               Net cash used in investing activities                              (1,182,977)                 (2,656,494)
                                                                        ----------------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of long-term obligations                                      (2,352,241)                 (3,172,435)
          Proceeds from financing                                                  10,000,000                   9,000,000
                                                                        ----------------------      ----------------------

               Net cash provided by financing activities                            7,647,759                   5,827,565
                                                                        ----------------------      ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                      1,841,799                 (1,315,527)

CASH AND CASH EQUIVALENTS - BEGINNING                                                 539,371                   1,803,189
                                                                        ----------------------      ----------------------

CASH AND CASH EQUIVALENTS - ENDING                                                 $2,381,170                    $487,662
                                                                        ======================      ======================


NONCASH INVESTING AND FINANCING ACTIVITIES:
          Vendor financing of programming rights                                                                 $982,711
                                                                        ======================      ======================

                           The Nostalgia Network, Inc.

                          NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash and cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On March 27, 1999, the Company issued two substitution and replacement notes to Crown Communications, Inc. ("Crown") and Concept Communications, Inc. ("Concept") (together the "Majority Stockholders") in the amount of $50,571,503 (which includes $4,500,000 of additional financing received in the first quarter), and $20,598,036, respectively, at 7.75%, with the principal and unpaid interest due January 1, 2000. These notes require minimum monthly interest payments aggregating to $60,000 and replace previously issued notes in the principal amounts of $47,810,006 and $19,217,867 plus $2,761,497 and $1,380,169 in accrued and unpaid interest, respectively. On March 22, 1999, and on June 9, 1999, the Company issued two promissory notes to Crown in the principal amounts of $3,500,000 and $2,000,000, respectively, at 7.75%, each due January 1, 2000. These notes are secured by certain Security Agreements between the Majority Stockholders and the Company, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q contains certain "forward-looking statements" which represent expectations or beliefs of the Company, including, but not limited to, statements concerning the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development of the Company's network, the impact of internal and external problems caused by the Year 2000 computer problem, dependence on existing management and leverage and debt service (including sensitivity to fluctuations in interest rates). Certain of these risks and uncertainties are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

For a discussion of the risks that may have an impact on the Company's results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

Results of Operations

Total revenues decreased $110,120, or 3.9% (from $2,820,011 to $2,709,891) for the six months ended June 30, 1999 (the "Period") as compared with the same period during 1998 and decreased $26,429, or 1.9% (from $1,396,685 to $1,370,256) for the three months ended June 30, 1999 (the "Quarter") as compared with the same quarter during 1998. The decline resulted principally from decreases in affiliate revenue offset partially by increases in advertising revenue.

Overall advertising revenue increased $114,302 or 8.0% (from $1,432,034 to $1,546,336) for the Period and increased $87,029, or 13.0% (from $667,886 to
$754,915) for the Quarter. Infomercial sales decreased $84,592, or 10.9% (from $777,325 to $692,733) for the Period and decreased $35,745, or 10.7% (from $333,200 to $297,455) for the Quarter. The Company believes that the infomercial market in general has been soft, thus resulting in lower rates received for infomercial time. Conventional advertising increased $198,894 or 30.4% (from $654,709 to $853,603) for the Period and increased $122,774, or 36.7% (from $334,686 to $457,460) for the Quarter. This was primarily as a result of increased national spot buys.

Affiliate revenues decreased by $224,422, or 16.2% (from $1,387,977 to $1,163,555) for the Period and decreased by $113,459, or 15.6% (from $728,799 to $615,340) for the Quarter. This was primarily as a result of acquiring new subscribers that have upfront zero fee carriage arrangements for the first several years of their contract periods. These arrangements provide for long term carriage for the Network with various multiple system operators with the intent to generate higher revenue streams from advertising in the future. Management firmly believes that the Company's niche, the nation's Boomer and over audience, is a valuable market, which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing population segment and will account for nearly 30.0% of the population in the year 2000. As delivery technology continues to change, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. For the remainder of 1999, the Company plans to continue its efforts to develop new original programming specifically targeted to America's Boomer and over audience and build upon the programming ideas developed in 1998.

Operating expenses decreased $1,458,014, or 12.2% (from $11,939,115 to $10,481,101) for the Period and decreased by $1,775,330, or 25.8% (from $6,884,662 to $5,109,332) for the Quarter. The decrease for the Period was primarily a result of a decrease of $319,656, or 11.1% (from $2,871,291 to $2,551,635) in programming, production and transmission costs and a decrease in sales and marketing costs of $2,144,870, or 54.0% (from $3,969,170 to $1,824,300), offset in part by an increase in finance, general and administrative costs of $364,118, or 24.3% (from $1,499,986 to $1,864,104). The decrease for the Quarter was primarily the result of a decrease in programming, production and transmission costs of $243,824, or 15.3% (from $1,593,953 to $1,350,129), a decrease in sales and marketing costs of $1,840,434, or 68.8% (from $2,675,067 to $834,633), offset by an increase in finance, general and administrative costs of $18,012, or 2.3% (from $784,516 to $802,528).

Programming, production and transmission costs, net of $642,394 and $290,916 in programming amortization costs for the Period and the Quarter, decreased by $319,656, or 11.1% (from $2,871,291 to $2,551,635) for the Period and decreased by $243,824, or 15.3% (from $1,593,953 to $1,350,129) for the Quarter. The decrease is a result of a decrease in programming costs of $447,891, or 40.5% (from $1,105,189 to $657,298) for the Period, and a decrease of $295,054, or 42.4% (from $696,117 to $401,063) for the Quarter, and a decrease in production and traffic costs of $14,651, or 5.6% (from $262,826 to $248,175) for the Period, and a decrease of $20,773, or 14.6% (from $142,816 to $122,043) for the Quarter. These decreases were offset in part by an increase in transmission costs of $142,886, or 9.5% (from $1,503,276 to $1,646,162) for the Period, and an increase of $72,003, or 9.5% (from $755,020 to $827,023) for the Quarter. Programming amortization costs increased by $642,394, or 17.8% (from $3,598,668 to $4,241,062) for the Period and increased $290,916, or 15.9% (from $1,831,126 to $2,122,042) for the Quarter primarily as a result of changes in the Network's programming lineup and programming contracts. The Company expects to incur additional increases in future programming and studio production costs as a consequence of the Network's programming initiatives and the creation of new original programs which has continued in 1999. These additional future expenditures will adversely impact the Company's results of operations in the short-term; however, management believes they are critical to the Company's long-term survival and growth.

The Company continues its schedule of new and original productions in 1999, including the following programs: GTV DanceSport spotlights a rapidly growing trend in America, ballroom and performance dancing, which is slated to become a recognized Olympic sport; More Money with The Dolans, starring Ken and Daria Dolan, the "first family of finance," which provides an entertaining program on money issues; Flea Market Movie, with collectibles aficionado Christopher Kent appraising viewers' attic treasures during movie breaks; The Bull and the Bear, stock market reports by a "Siskel and Ebert" type pair of hosts, Llewellyn King and Linda Gasparello; The Real Me Autobiographies, true stories of famous people told in their own words; and American Soldier, which features interviews with World War II veterans as wraparounds to the dramatic series, Combat!, Garrison's Gorillas and 12 O'Clock High.

New programs for 1999 include American Couples, hosted by Nancy Glass, an hour long show which celebrates the family values, love, commitment and partnership of famous couples; Heroes & Sheroes, profiling ordinary men and women who have performed heroic tasks for the benefit of their fellow man; American Families, spotlighting regular families discussing contemporary solutions to issues raised in episodes of the classic family programs Ozzie & Harriet and Make Room for Daddy; Cookbook Cooking with Christopher Kent which features the Network's Flea Market Movie host, Christopher Kent, who also is an accomplished chef, preparing dishes from famous cookbooks; and the classic family western series Bonanza.

Sales and marketing expenses decreased by $2,144,870, or 54.0% (from $3,969,170 to $1,824,300) for the Period and decreased $1,840,434, or 68.8% (from $2,675,067 to $834,633) for the Quarter. This decrease is a result of the Company's decision in March 1999 to more closely align its sales and marketing activities by consolidating these efforts at its headquarters in Washington, D.C. Salaries and wages decreased by $121,577, or 15.0% (from $807,826 to $686,269) for the Period and decreased by $88,259, or 22.6% (from $391,081 to $302,822) for the Quarter. Travel and entertainment expenses decreased by $180,391, or 68.9% (from $261,717 to $81,326) for the Period and decreased by $131,735, or 80.8% (from $163,006 to $31,271) for the Quarter. Both of these decreases were primarily due to the departure of personnel from positions that have not been replaced. Convention expenses decreased by $547,645, or 94.2% (from $581,216 to $33,571) for the Period and decreased by $509,553, or 96.2% (from $529,737 to $20,184) for the Quarter. Advertising expenditures decreased by $995,956, or 93.0% (from $1,070,245 to $74,289) for the Period and decreased $821,346, or 93.1% (from $881,997 to $60,651) for the Quarter. Both of these decreases also were due to the Company's efforts to reduce marketing costs. Professional fees decreased by $217,519, or 70.9% (from $307,166 to $89,647) for the Period and decreased by $104,132, or 40.3% (from $258,479 to $154,347) for the Quarter primarily as a result of reduced expenditures on the Network's affinity and new media efforts, as well as bringing the Network's public relations operations in house. These decreases were offset in part by an increase in marketing allowance costs of $134,743, or 168.0% (from $80,149 to $214,892) for the Period and an increase of $32,598, or 104.3% (from $31,263 to $63,861) for the Quarter.

Finance, general and administrative costs increased by $364,118, or 24.3% (from $1,499,986 to $1,864,104) for the Period and increased by $18,012, or 2.3% (from $784,516 to $802,528) for the Quarter. This increase was primarily as a result of increases in legal and professional fees of $43,390, or 19.6% (from $221,336 to $264,326) for the Period and a decrease of $24,302, or 18.0% (from $134,670 to $110,368) for the Quarter, an increase in bad debt expenses of $48,000, or 3.5% (from $204,000 to $252,000) for the Period, and a decrease of $24,000, or 23.5% (from

$102,000 to $78,000) for the Quarter, and an increase in consolidation and retention costs of $266,123, or 100.0% (from $0 to $266,123) for the Period and an increase of $72,361, or 100.0% (from $0 to $72,361) for the Quarter. This increase is a result of the Company's decision in March 1999 to more closely align its sales and marketing activities by consolidating these efforts at its headquarters in Washington, D.C.

As a result of decreased revenues ($110,120), increased programming amortization costs ($642,394), and increased finance, general and administrative costs ($364,118) offset by decreased programming, production and transmission costs ($319,656), and decreased sales and marketing costs ($2,144,870), the Company's loss from operations decreased $1,347,894, or 14.7% (from $9,119,104 to $7,771,210) for the Period. As a result of decreased revenues ($26,430), increased programming amortization costs ($290,916), and increased finance, general and administrative costs ($18,012) offset in part by decreased programming, production and transmission costs ($241,825) and decreased sales and marketing costs ($1,840,434), the Company's loss from operations decreased $1,748,648, or 32.3% (from $5,487,978 to $3,739,076) for the Quarter.

Other expenses increased $861,202 or 42.6% (from $2,022,069 to $2,883,271) for the Period and $474,351, or 44.4% (from $1,068,614 to $1,542,965) for the
Quarter, primarily as a result of interest on outstanding debt.

Liquidity and Capital Resources

Cash increased from $539,371 at December 31, 1998 to $2,381,170 at June 30, 1999, principally due to $10,000,000 in financing received in the Period, offset by cash outlays to cover operating losses and repayments of certain debts. Working capital increased from $1,224,708 at December 31, 1998 to $3,994,351 at June 30, 1999, principally as a result of increased cash balances of $1,841,799. Cablecast rights have decreased by $3,107,744 since December 31, 1998 as a result of amortization of the Company's investment in its primetime line-up, offset by acquisitions totaling $1,133,318. Total liabilities increased primarily due to $10,000,000 in additional financing.

Cash used in operating activities increased $136,385, or 2.9% (from $4,486,598 to $4,622,983) for the Period compared to the six months ended June 30, 1998 (the "1998 Period"), principally as a result of decreases in accounts payable of $2,150,398, or 120.5% (from $1,783,758 to ($366,640)), offset in part by increases in depreciation of $632,087, or 16.9% (from $3,741,775 to $4,373,862), and increases in accrued expenses of $724,166, or 50.1% (from $1,444,276 to $2,168,442), primarily as a result of interest on additional borrowings.

Cash used in investing activities decreased $1,473,517, or 55.4% (from $2,656,494 to $1,182,977) principally due to a decrease in purchases of programming and cablecast rights.

Cash flows from financing activities increased $1,820,194, or 31.2% (from $5,827,565 to $7,647,759) due principally to increased financing of $1,000,000, or 11.1% (from $9,000,000 to $10,000,000) and decreased repayment of long-term obligations of $820,194, or 25.8% (from $3,172,435 to $2,352,241).

Since 1990, the Majority Stockholders have been the principal source of the Company's capital. The Majority Stockholders have invested $2,300,000 and provided $68,500,000 in financing since 1994, of which $10,000,000 was provided during the Period. Additionally, the Majority Stockholders have committed to advance as needed an additional $5,000,000 in debt financing for the remainder of 1999. Management believes that these funds will be sufficient to satisfy the Company's operating needs for 1999. In connection with the additional borrowings, the Company has entered into security agreements, as amended, pledging substantially all the Company's assets as security for its indebtedness to the Majority Stockholders.

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

The Company's Board of Directors has directed its Executive Committee and management to study the question of whether the Company should enter into, and the potential opportunities for, a strategic alliance, and to make recommendations to the Board of Directors. The Executive Committee and management have been actively engaged in this pursuit. Because of the unpredictable factors involved in the search for a strategic alliance, and the dynamic changes taking place in the industry, there is considerable uncertainty about the Company's future needs. There can be no assurance either that the Company will be able to locate sufficient funding in excess of the funds committed for 1999, or that it will be able to achieve a strategic alliance.

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

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based upon its review, the Company believes that all of its systems are Year 2000 compliant with the exception of the Company's "traffic system," pursuant to which the Network's signal is distributed to affiliates. The Company has begun to replace the traffic system with a system which is Year 2000 compliant and expects to have the new system in place by the third quarter of 1999 at a cost not anticipated to exceed $100,000.

The Company is in the process of contacting its significant suppliers and affiliates that do not share information systems with the Company as to their Year 2000 compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 compliance in a timely fashion could materially impact the Company. The effect of noncompliance by external agents is not determinable. Possible Year 2000 related problems due to external agents could include loss of electrical power and telephone service and supply shortages.

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

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1999 Annual Meeting of Stockholders was held on June 9, 1999. The nominees for Director elected at the meeting were as follows:

                                                                   Votes Cast
                                     -----------------------------------------------------------------------
                                              For                   Against                 Withheld
                                              ---                   -------                 --------
Christopher A. Cates                       19,028,529                 117,500                             -
Floyd Christofferson                       19,028,529                 117,500                             -
Dianne M. Faure                            19,028,529                 117,500                             -
Hiroshi Goto                               19,028,529                 117,500                             -
Dong Moon Joo                              19,028,529                 117,500                             -
Dr. S. Robert Lichter                      19,028,529                 117,500                             -
Frederick W. Newton                        19,028,529                 117,500                             -
SQuire D. Rushnell                         19,028,529                 117,500                             -
Ambassador Phillip Sanchez                 19,028,529                 117,500                             -
Robert J. Wussler                          19,028,529                 117,500

The appointment of Grant Thornton, LLP as an independent accountant for 1999 was ratified by a vote of 19,144,967 for, 0 against, 1,062 abstain.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

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

Dated August 16, 1999

                                        THE NOSTALGIA NETWORK, INC.

                                        By: /s/ SQuire D. Rushnell
                                            ------------------------------------
                                        SQuire D. Rushnell, President and
                                        Chief Executive Officer

                                        By: /s/ Diane Fuller
                                            ------------------------------------
                                        Diane C. Fuller, Treasurer

                                INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
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