Form 10-Q
period 1999-09-30
NOSTALGIA NETWORK INC
filed 1999-11-15
CIK 747178

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999.

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

The number of shares of the Registrant's Common Stock, $.04 par value, as of the close of the period covered by this Report was 20,274,411.

                                TABLE OF CONTENTS



                                                                                                         Page No.
                                                                                                         --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of
            September 30, 1999 and December 31, 1998                                                          3

            Statements of Operations
            For the Three and Nine Months Ended September 30, 1999 and 1998                                   4

            Statements of Cash Flows
            For the Nine Months Ended September 30, 1999 and 1998                                             5

            Notes to Financial Statements                                                                     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                     7


Item 3.     Quantitative and Qualitative Disclosure about Market Risk                                        12

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                12

Item 2.     Changes in Securities and Use of Proceeds                                                        12

Item 3.     Default upon Senior Securities                                                                   12

Item 4.     Submission of Matters to a Vote of Security Holders                                              12

Item 5.     Other Information                                                                                12

Item 6.     Exhibits and Report on Form 8-K                                                                  13

Exhibit 27 - Financial Data Schedule                                                                         16


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS

                                                                      (Unaudited)
                                                                    September 30, 1999            December 31, 1998
                                                                  -----------------------      -----------------------
     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $     614,103                 $     539,371
     Accounts receivable, less allowance of $156,000
          and $302,000, respectively                                       943,582                       935,230
     Prepaid expenses                                                      231,263                       168,362
     Cablecast rights                                                    8,065,594                     7,300,000
                                                                     -------------                 -------------
                   TOTAL CURRENT ASSETS                                  9,854,542                     8,942,963


Programming and cablecast rights - net                                   3,756,977                     2,788,129
Property and equipment - net                                             1,028,064                     1,191,879
Other assets                                                                51,740                        56,740
                                                                     -------------                 -------------
                   TOTAL ASSETS                                      $  14,691,323                 $  12,979,711
                                                                     =============                 =============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Current maturities of programming and cablecast fees            $   4,327,411                 $   5,085,827
     Accounts payable                                                    1,950,907                     2,255,174
     Accrued expenses and other liabilities                                492,486                       377,254
                                                                     -------------                 -------------

                   TOTAL CURRENT LIABILITIES                             6,770,804                     7,718,255
                                                                     -------------                 -------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
     Notes and interest payable - related parties                       81,970,561                    66,214,998
     Other                                                                 348,308                       335,416
     Cablecast licenses and fees payable                                 2,864,538                       114,465
                                                                     -------------                 -------------

                  TOTAL LONG-TERM LIABILITIES                           85,183,407                    66,664,879
                                                                     -------------                 -------------
                  TOTAL LIABILITIES                                     91,954,211                    74,383,134
                                                                     -------------                 -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock: $2 par value, 125,000 shares
          authorized, 3,250 issued and outstanding                           6,500                         6,500
     Common stock: $0.04 par value, 30,000,000 shares
          authorized, 20,274,411 and 20,241,037 shares
          issued and outstanding in 1999 and 1998                          811,015                       810,975
     Additional paid-in capital                                         30,213,584                    30,213,554
     Deficit                                                          (108,293,987)                  (92,434,452)
                                                                     -------------                 -------------
                   TOTAL STOCKHOLDERS' DEFICIT                         (77,262,888)                  (61,403,423)
                                                                     -------------                 -------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  14,691,323                 $  12,979,711
                                                                     =============                 =============

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the Three Months                     For the Nine Months
                                                         Ended September 30,                      Ended September 30,
                                                    --------------------------------        --------------------------------
                                                        1999                1998                1999                1998
                                                    ------------        ------------        ------------        ------------
OPERATING REVENUES
     Affiliate revenue                              $    518,272        $    584,444        $  1,681,827        $  1,972,421
     Advertising sales revenue                           720,754             569,634           2,267,090           2,001,668
                                                    ------------        ------------        ------------        ------------

         Total operating revenues                      1,239,026           1,154,078           3,948,917           3,974,089
                                                    ------------        ------------        ------------        ------------

OPERATING EXPENSES
     Programming, production and transmission          1,091,814           1,534,693           3,643,449           4,405,975
     Programming amortization                          2,275,208           1,767,510           6,516,270           5,366,178
     Sales and marketing                                 828,930           1,934,913           2,645,641           5,904,085
     Finance, general and administration                 758,967             764,591           2,623,069           2,264,577
                                                    ------------        ------------        ------------        ------------

         Total operating expenses                      4,954,919           6,001,707          15,428,429          17,940,815
                                                    ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                  (3,715,893)         (4,847,629)        (11,479,512)        (13,966,726)
                                                    ------------        ------------        ------------        ------------

OTHER INCOME AND (EXPENSE)
         Interest and other - net                     (1,496,752)         (1,188,750)         (4,380,023)         (3,210,819)
                                                    ------------        ------------        ------------        ------------


NET LOSS                                            ($ 5,212,645)       ($ 6,036,379)       ($15,859,535)       ($17,177,545)
                                                    ============        ============        ============        ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (0.26)       $      (0.30)       $      (0.78)       $      (0.85)
                                                    ============        ============        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   20,274,371          20,274,371          20,274,382          20,274,371
                                                    ============        ============        ============        ============

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the Nine Months
                                                                 Ended September 30,
                                                            --------------------------------
                                                                 1999                1998
                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               ($15,859,535)       ($17,177,545)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                          6,735,043           5,580,937
        Provision for losses on accounts receivable              288,731             234,000
     Net change in operating assets and liabilities:
        Increase in accounts receivable                         (297,083)           (444,552)
        Increase in prepaid expenses & other assets              (57,901)           (120,597)
        Increase (decrease) in accounts payable                 (304,268)          1,829,878
        Increase in accrued expenses
          and other liabilities                                3,640,919           2,484,144
                                                            ------------        ------------

            Net cash used in operating activities             (5,854,094)         (7,613,735)
                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of programming and cablecast rights         (2,463,837)         (4,466,858)
        Purchases of property and other assets                   (54,958)            (33,565)
                                                            ------------        ------------

            Net cash used in investing activities             (2,518,795)         (4,500,423)
                                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment of long-term obligations                    (3,552,450)         (3,659,975)
        Proceeds from financing obtained from related
         parties                                              12,000,000          15,000,000
                                                            ------------        ------------

            Net cash provided by financing activities          8,447,550          11,340,025
                                                            ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    74,661            (774,133)

CASH AND CASH EQUIVALENTS - BEGINNING                            539,371           1,803,189
                                                            ------------        ------------

CASH AND CASH EQUIVALENTS - ENDING                          $    614,032        $  1,029,056
                                                            ============        ============


NONCASH INVESTING AND FINANCING ACTIVITIES:
        Vendor financing of programming rights              $  5,786,875        $    743,750
                                                            ============        ============

                           The Nostalgia Network, Inc.


                          NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of The Nostalgia Network, Inc. (the "Company"), filed with the Securities and Exchange Commission on March 31, 1999 and which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash and cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On March 27, 1999, the Company issued two substitution and replacement notes to Crown Communications Corporation ("Crown") and Concept Communications, Inc. ("Concept") (together, the "Majority Stockholders") in the amount of $50,571,503 (which includes $4,500,000 of additional financing received in the first quarter), and $20,598,036, respectively, at an interest rate of 7.75%, with the principal and unpaid interest due January 1, 2000. These notes require minimum monthly interest payments in the aggregate of $60,000 and replace previously issued notes in the principal amounts of $47,810,006 and $19,217,867 plus $2,761,497 and $1,380,169 in accrued and unpaid interest, respectively. On March 22, 1999, and on June 9, 1999, the Company issued two promissory notes to Crown in the principal amounts of $3,500,000 and $2,000,000 respectively, at an interest rate of 7.75%, each due January 1, 2000. On August 24, 1999, and on September 10, 1999, the Company issued two promissory notes to Crown in the principal amounts of $1,000,000 each, with interest rates of 8.00% and 8.25%, respectively, each due
            January 1, 2000. These notes are secured by substantially all of the Company's assets pursuant to certain Security Agreements between the Majority Stockholders and the Company, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q contains certain "forward-looking statements" which represent expectations or beliefs of the Company, including, but not limited to, statements concerning the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development of the Company's network, the impact of internal and external problems caused by the Year 2000 computer problem, and dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates). Certain of these risks and uncertainties are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

For a discussion of the risks that may have an impact on the Company's results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

Results of Operations

Total revenues decreased $25,172, or .6% (from $3,974,089 to $3,948,917) for the nine months ended September 30, 1999 (the "1999 Period") as compared with the nine months ended September 30, 1998 (the "1998 Period") and increased $84,948, or 7.4% (from $1,154,078 to $1,239,026) for the three months ended September 30, 1999 (the "1999 Quarter") as compared with the three months ended September 30, 1998 (the "1998 Quarter"). The decline resulted principally from affiliate revenue decreases offset by increases in advertising revenue.

Overall advertising revenue increased $265,422 or 13.3% (from $2,001,668 to $2,267,090) for the 1999 Period and increased $155,120, or 26.5% (from $569,634 to $720,754) for the 1999 Quarter. Infomercial sales decreased $375,126, or 35.3% (from $1,061,310 to $686,184) for the 1999 Period and decreased $272,939, or 96.1% (from $283,985 to $11,046) for the 1999 Quarter. The decrease in Infomercial revenue is due to the Company's decision to shift from selling Infomercial time during the overnight block to selling Nested Programs, which combines all of the available time during the overnights and allows the Company to sell it as a block of time which has been designated as Nested Programs. Revenue from Nested Programs amounted to $331,499, for the 1999 Period and the 1999 Quarter. Conventional advertising increased $321,091 or 35.5% (from $904,893 to $1,225,984) for the 1999 Period and increased $97,069, or 35.6%
(from $272,454 to $369,523) for the 1999 Quarter. This was primarily as a result of increased national spot buys. Other revenue decreased by $12,042, or 34.0% (from $35,465 to $23,423) for the 1999 Period and decreased by $4,509, or 34.2% (from $13,195 to $8,686) for the 1999 Quarter.

Affiliate revenues decreased by $290,594, or 14.7% (from $1,972,421 to $1,681,827) for the 1999 Period and decreased by $66,172, or 11.3% (from $584,444 to $518,272) for the 1999 Quarter. This was primarily as a result of the acquisition of new subscribers having upfront zero fee carriage arrangements for the first several years of their contract periods. These arrangements provide for long-term carriage for the Network with various multiple system operators with the intent to generate higher revenue streams from advertising in the future. Management firmly believes that the Company's niche, the nation's Boomer and over audience, is a valuable market, which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing population segment and will account for nearly 30% of the population in the year 2000. As delivery technology continues to change, management believes the Company's best approach is to increase branding of the Network and build consumer demand for its product. For the remainder of 1999, the Company plans to continue its efforts to develop new original programming specifically targeted to America's Boomer and over audience and build upon the programming ideas developed in 1998.

Operating expenses decreased $2,512,386, or 14.0% (from $17,940,815 to $15,428,429) for the 1999 Period and decreased $1,054,379, or 17.6% (from
$6,001,707 to $4,947,328) for the 1999 Quarter. The decrease for the 1999 Period was primarily a result of a decrease of $762,526, or 17.3% (from $4,405,975 to $3,643,449) in programming, production and transmission costs, a decrease in sales and marketing costs of $3,258,444, or 55.2% (from $5,904,085 to $2,645,641), and offset in part by an increase in finance, general and administrative costs of $358,492, or 15.8% (from $2,264,577 to $2,623,069). The decrease for the 1999 Quarter was primarily the result of a decrease in programming, production and transmission costs of $442,879, or 28.9% (from $1,534,693 to $1,091,814), a decrease in sales and marketing costs of $1,113,572, or 57.6% (from $1,934,913 to $821,341), and a decrease in finance, general and administrative costs of $5,630 or .7% (from $764,591 to $758,961).

Programming, production and transmission costs decreased by $762,535, or 17.3% (from $4,405,984 to $3,643,449) for the 1999 Period and decreased by $442,877, or 28.9% (from $1,534,691 to $1,091,814) for the 1999 Quarter. The decrease is a result of a decrease in programming costs of $2,621,423, or 49.0% (from $5,349,143 to $2,727,720) for the 1999 Period, and a decrease of $621,322 or
38.4% (from $1,618,067 to $996,745) for the 1999 Quarter, a decrease in production and traffic costs of $52,903, or 12.9% (from $408,996 to $356,093) for the 1999 Period, and a decrease of $38,253, or 26.2% (from $146,171 to $107,918) for the 1999 Quarter. These decreases were offset in part by an increase in transmission costs of $223,014, or 9.8% (from $2,284,703 to $2,507,717) for the 1999 Period, and an increase of $80,128, or 10.3% (from $781,427 to $861,555) for the 1999 Quarter. Programming amortization costs increased by $1,150,092 or 21.4% (from $5,366,178 to $6,516,270) for the 1999
Period and increased $507,698 or 28.7% (from $1,767,510 to $2,275,208) for the
1999 Quarter primarily as a result of changes in the Network's programming lineup and programming contracts. The Company expects to incur additional increases in future programming and studio production costs as a consequence of the Network's programming initiatives and the creation of new original programs which has continued in 1999. These additional future expenditures will adversely impact the Company's results of operations in the short-term; however, management believes they are critical to the Company's long-term survival and growth.

The Company continues its schedule of new and original productions in 1999, including the following programs: GTV DanceSport which spotlights the rapidly growing trend in America of ballroom and performance dancing, and which is slated to become a recognized Olympic sport; More Money with The Dolans, starring Ken and Daria Dolan, the "first family of finance," which provides an entertaining program on money issues; Flea Market Movie, with collectibles aficionado Christopher Kent appraising viewer's attic treasures during movie breaks; The Bull & The Bear, stock market reports by a "Siskel and Ebert" type pair of hosts, Llewellyn King and Linda Gasparello; The Real Me Autobiographies, true stories of famous people told in their own words; and American Soldier, which features interviews with World War II veterans as wraparounds to the dramatic series, Combat!, Garrison's Gorillas and 12 O'Clock High.

New programs for 1999 include American Couples, hosted by Nancy Glass, an hour long show which celebrates the family values, love, commitment and partnership of famous couples; Heroes & Sheroes, profiling ordinary men and women who have performed heroic tasks for the benefit of their fellow man; American Families, spotlighting regular families discussing contemporary solutions to issues raised in episodes of classic family programs of Ozzie & Harriet and Make Room for Daddy; Cookbook Cooking with Christopher Kent, which features the Network's Flea Market Movie host, Christopher Kent, who also is an accomplished chef, preparing dishes from famous cookbooks; and the classic family western series Bonanza.

Sales and marketing expenses decreased by $3,258,444, or 55.2% (from $5,904,085 to $2,645,641) for the 1999 Period and decreased $1,113,572, or 57.6% (from $1,934,913 to $821,341) for the 1999 Quarter. This decrease is a result of the Company's decision in March 1999 to more closely align its sales and marketing activities by consolidating these efforts at its headquarters in Washington, D.C. Salaries and wages decreased by $355,706, or 27.6% (from $1,289,594 to $933,888) for the 1999 Period and decreased by $234,149, or 48.6% (from $481,768 to $247,619) for the 1999 Quarter. Travel and entertainment expenses decreased by $243,507, or 66.2% (from $367,877 to $124,370) for the 1999 Period and decreased by $60,858, or 58.7% (from $103,744 to $42,886) for the 1999 Quarter.
Both of these decreases were primarily due to the departure of personnel who have not been replaced. Convention expenses decreased by $957,441, or 93.9% (from $1,019,463 to $62,022) for the 1999 Period and decreased by $408,801, or 93.5% (from $437,252 to $28,451) for the 1999 Quarter. Advertising expenditures decreased by $1,088,665, or 90.7% (from $1,200,059 to $111,394 for the 1999
Period and decreased $92,709, or 71.4% (from $129,814 to $37,105) for the 1999
Quarter. Sales and Marketing materials decreased by $117,804, or 80.1% (from $147,105 to $29,301) for the 1999 Period and decreased by $61,530, or 85.7%
(from $71,758 to $10,228) for the 1999 Quarter. Premium expenditures decreased by $109,941, or 97.0%, (from $113,286 to $3,345) for the 1999 Period and decreased by $15,124, or 100% (from $15,124 to $0) for the 1999 Quarter. These decreases also were due to the Company's efforts to reduce marketing costs. Professional fees decreased by $402,237, or 44.0% (from $914,028 to $511,791) for the 1999 Period and decreased by $206,622, or 55.1% (from $374,991 to $168,369) for the 1999 Quarter primarily as a result of reduced expenditures on the Network's affinity and new media efforts, as well as bringing the Network's public relations operations in house. These decreases were offset in part by an increase in marketing allowance costs of $138,429, 61.3% (from $225,799 to $364,228) for the 1999 Period and an increase of $9,114, or 6.5% (from $140,222 to $149,336) for the 1999 Quarter and an increase in affiliate events of $107,526, or 100.0% (from $0 to $107,526) for the 1999 Period and $7,592, or
100.0% (from $0 to $7,592) for the 1999 Quarter.

Finance, general and administrative costs increased by $358,492, or 15.8% (from $2,264,577 to $2,623,069) for the 1999 Period and decreased by $5,624, or .7%
(from $764,591 to $758,967 for the 1999 Quarter. This increase was primarily as a result of an increase in consolidation and retention costs of by $359,518, or 100.0% (from $0 to $359,518) for the 1999 Period and an increase of $93,394, or 100.0% (from $0 to $93,394) for the 1999 Quarter. Bad debt expense increased by $54,731, or 23.4% (from $234,000 to $288,731) for the 1999 Period and increased by $6,731, or 22.4% (from $30,000 to $36,731) for the 1999 Quarter. These increases were offset by decreases in salaries and wages of $51,286, or 5.9% (from $865,213 to $813,927) for the 1999 Period and a decrease of $21,594, or 6.9% (from $311,391 to $289,797) for the 1999 Quarter. Legal and professional fees increased by $20,702, or 5.5% (from $376,421 to $397,123) for the 1999
Period and decreased by $94,837, or 64.4% (from $147,234 to $52,397) for the 1999 Quarter. Office expenses decreased by $48,063, or 36.3% (from $132,269 to $84,206) for the 1999 Period and decreased by $13,783, or 33.3% (from $41,429 to $27,646) for the 1999 Quarter.

As a result of decreased revenues ($25,172), increased programming amortization costs ($1,150,092), and increased finance, general and administrative costs ($358,492) which were offset by decreased programming, production and transmission costs ($762,535), and decreased sales and marketing costs ($3,258,444), the Company's loss from operations decreased $2,487,214, or 17.8% (from $13,966,726 to $11,479,512) for the 1999 Period. As a result of increased revenues of ($84,948) and increased programming amortization costs ($507,698) which were offset by decreased programming, production and transmission costs ($442,877), decreased sales and marketing costs ($1,113,572), and decreased finance, general and administrative costs ($5,624), the Company's loss from operations decreased $1,139,327, or 23.5% (from $4,847,629 to $3,708,302) for the 1999 Quarter.

Other expenses increased $1,169,204 or 36.4% (from $3,210,819 to $4,380,023) for the 1999 Period and increased $308,002, or 25.9% (from $1,188,750 to $1,496,752)
for the 1999 Quarter, primarily as a result of interest on outstanding debt.

Liquidity and Capital Resources

Cash increased from $539,371 at December 31, 1998 to $614,103 at September 30, 1999, principally due to $12,000,000 in financing received during the 1999 Period, offset by cash outlays to cover operating losses and repayments of certain debts. Working capital increased from $1,224,708 at December 31, 1998 to $3,083,738 at September 30, 1999, principally as a result of $12,000,000 in financing received, netted against purchases of programming and cablecast rights, and cash outlays to cover operating losses and repayment of certain debt. Cablecast rights have increased by $1,734,442, since December 31, 1998 as a result of the Company's investment in its primetime line-up. Total liabilities increased primarily due to $12,000,000 in additional financing.

Cash used in operating activities decreased $1,759,642, or 23.1% (from ($7,613,735) to $(5,854,093)), for the 1999 Period compared to the 1998 Period, principally as a result of decreases in accounts payable of $2,134,145, or 116.6% (from $1,829,878 to ($304,267)), offset in part by increases in depreciation of $1,154,106, or 20.7% (from $5,580,937 to $6,735,043), and increases in accrued expenses of $1,156,775, or 46.6% (from $2,484,144 to $3,640,919), primarily as a result of interest on additional borrowings.

Cash used in investing activities decreased $1,981,628, or 44.0% (from ($4,500,423) to ($2,518,795)) principally due to an decrease in purchases of programming and cablecast rights of $2,003,021, or 44.8% (from $4,466,858 to $2,463,837).

Cash flows from financing activities decreased $2,892,405, or 25.5% (from $11,340,025 to $8,447,620) due principally to decreases in financing of $3,000,000, or 20.0% (from $15,000,000 to $12,000,000) and decreased repayment of long-term obligations of $107,525, or 2.9% (from $3,659,975 to $3,552,450).

Since 1990, the Majority Stockholders have been the principal source of the Company's capital. The Majority Stockholders have invested $2,300,000 and provided $70,500,000 in financing since 1994, of which $12,000,000 was provided during the 1999 Period. Additionally, the Majority Stockholders have committed to advance, as needed, an additional $3,000,000 in debt financing for the remainder of 1999. Management believes that these funds will be sufficient to satisfy the Company's operating needs for 1999. In connection with the additional borrowings, the Company has entered into security agreements, as amended, pledging substantially all the Company's assets as security for its indebtedness to the Majority Stockholders.

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

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based upon its review, the Company believes that all of its systems are Year 2000 compliant.

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

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

On October 21, 1999, the Company announced that it had received and accepted an offer from Crown to enter into a cash merger which, if consummated, would result in the elimination of the Company's publicly held shares. Under the terms of the proposed merger, the Company's stockholders would receive seven cents ($.07) per common stock share.

Upon receipt, Crown's offer was referred to and reviewed by a committee of the Company's independent directors which recommended that the offer be accepted. The Company's Board of Directors voted to accept Crown's offer and to authorize the negotiation of definitive documentation for the merger. Consummation of the merger remains contingent upon, among other things, execution of definitive documentation, the approval of the Company's stockholders and receipt of any required regulatory approvals. Crown has indicated that it and its affiliates will vote in favor of the merger.

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


Dated: November 15, 1999


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