Form 10-K405
period 1999-12-31
NOSTALGIA NETWORK INC
filed 2000-03-30
CIK 747178

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                     COMMON STOCK, $.04 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES X    NO
                     ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X]

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 3, 2000 was approximately $518,070 based upon the last reported price for the Company's Common Stock on such date. The Company had 20,275,370 shares of Common Stock and 3,250 shares of Preferred Stock outstanding on March 3, 2000.

================================================================================

                           FORWARD LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, regulatory environment and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-K which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate" or "continue," or the negative or other variations thereof or comparable terminology are intended to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are beyond the control of the Company, including:

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

                                     PART I

ITEM 1. BUSINESS

     The Nostalgia Network, Inc. (the "Company") operates a television programming service, GoodLife TV Network (the "Service" or "Network"), which offers a variety of entertainment, information and lifestyle programming exemplifying traditional American culture, values and a sense of community. This programming mix targets the most neglected audience on television, America's Boomer and over audience. The Company was originally incorporated in Colorado in 1983. In 1987, the Company changed its name from Boston Investments, Inc., and reincorporated in Delaware through a merger into its wholly-owned subsidiary.

FINANCIAL INFORMATION

     During 1999, the Network continued to focus on rebuilding and rebranding its programming. In an effort to differentiate itself from its many competitors, and in response to comments from cable system operators, the Network continued its efforts to increase original programming. In 1998, as part of its branding efforts, the Network adopted the name GoodLife TV Network which was deemed by management to be more descriptive of the Network's emphasis on values oriented programming, free of sex and violence.

     The Company also continued its efforts to grow its subscriber base, increasing it by 1,514,470 subscribers. At December 31, 1999, the Company had 9,232,523 subscribers, compared to 7,718,053 subscribers at December 31, 1998. The Service Transmission Agreement between the Company and National Digital Television Center providing for digital distribution of the Network's signal through the Headend in the Sky program ("HITS") contributed significantly to the Company's increase in subscribers.

     In March 1999, to more closely align its sales and marketing activities, the Company determined to consolidate these efforts at its headquarters in Washington, DC. Consistent with this decision, the Company determined to close its Englewood, Colorado and Ft. Washington, Pennsylvania offices, resulting in a reduction of its staffing levels by eleven positions.

     In October 1999, the Company announced that it had received and accepted an offer from Crown Communications Corporation ("Crown") to enter into a cash merger which, if consummated, would result in the elimination of the Company's publicly-held shares of common stock and constitute a going-private transaction within the meaning of Section 13(e)(3) of the Securities Exchange Act of 1934. Crown and Concept Communications, Inc. ("Concept"), which is majority-owned by Crown, in the aggregate are the beneficial owners of 70.3% of the Company's issued and outstanding shares of common stock.

     Upon receipt, Crown's offer was referred to and reviewed by a committee of the Company's independent directors which recommended that the offer be accepted. The Company's Board of Directors voted to accept Crown's offer and to authorize the negotiation of definitive documentation for the merger. Consummation of the merger remains contingent upon, among other things, the approval of the Company's stockholders. Crown has indicated that it and its affiliates will vote in favor of the merger.

     In January 2000, Crown and Concept transferred their respective shares of the Company's common stock and preferred stock to NNI Acquisition Corporation, a Delaware corporation ("Acquisition"), which was formed to facilitate the merger. Crown and Concept retain beneficial control of the transferred shares as Acquisition is wholly-owned by Crown and Concept.

     It is anticipated that following the merger, the business and operations of the Company will be continued substantially as currently conducted for the immediate future including continuing the Company's analysis of and efforts to seek a strategic alliance. The Company has had contact with several possible strategic partners, but no serious discussions have occurred. There can be no assurance that the Company will be able to obtain a strategic partner, or that any strategic partner will be willing to invest the sums required by the Company in order to continue to grow the Network's subscriber base. Crown and Concept have informed the Company that they intend to reevaluate the business and operations of the Company following the merger and take such actions with respect to the future business and operations of the Company as they deem appropriate. Although there are no definitive plans or agreements in place, Crown and Concept may cause the Company to enter into joint venture or other agreements with other business entities after the merger.

     For a description of the revenue obtained by the Company from external customers and the Company's loss and total assets, see the Company's audited financial statements for the fiscal year ended December 31, 1999 and Notes thereto. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Financing for the Network has previously been provided by the Company's majority stockholders, Concept and Crown. Crown loaned $15,000,000 to the Company during 1999. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." From January 1, 2000 through March 20, 2000, the Company received an additional $3,750,000 in debt financing from Crown, accruing interest at approximately 8.50 to 8.75%. Crown has committed to provide an additional $11,250,000 in debt or equity financing to the Company, to be advanced as needed during 2000. The Company believes that these funds in addition to revenues from continuing operations will be sufficient to satisfy its operating needs for 2000.

DESCRIPTION OF BUSINESS

     The Network's programming is telecast over a network of cable television, wireless cable, satellite and video-dial-tone systems (each an "Affiliate"). The Company uplinks it's programming from its facilities in Alexandria, Virginia to a satellite which then transmits the programming to the Affiliates. The Company derives revenue primarily from the sale of advertising time and from fees paid by Affiliates for its programming. According to Kagan's Economics of Basic Cable Networks, 1999 Edition ("Kagan"), there are over 83 million basic cable subscribers in the United States and the industry reaches approximately 83.0% of all television households. Kagan projects that 87.0% of all households having at least one television will have at least basic cable by 2001.

1.   AFFILIATED CABLE SYSTEMS AND SUBSCRIBERS

     The Network's programming is distributed by approximately 1,425 Affiliates, from which the Network derives fees, typically based upon the number of monthly subscribers in each Affiliate's system. On December 31, 1999, the Network had 9,232,523 subscribers, an increase of 19.6% from December 31, 1998, when the Network had 7,718,053 subscribers. The length of each Affiliate contract varies, but generally ranges from three to five years. Certain of the Network's Affiliate contracts have expired and carriage is currently provided on a month-to-month basis. Many of these Affiliates have declined to enter into new contracts until their plans for channel expansion are completed. In 1999, the Network had revenues of $2,089,466 from Affiliate fees. Three multiple system operator Affiliates accounted for approximately 18.0%, 16.0% and 10.0% of Affiliate revenue in 1999.

     Each Affiliate has a limited number of "channels" over which programming can be distributed to its subscribers. The must carry/retransmission consent provisions of the Cable Act of 1992 caused Affiliates to increase the number of channels allocated to broadcasters and affiliates of broadcasters, resulting in a corresponding decrease in the number of channels available to independent networks such as the Network. Many of these Affiliates have declined to enter into new contracts until their plans for channel expansion are completed. As a result of intense competition among cable networks for this reduced number of channels, the Company's per subscriber fees from Affiliates have declined and may continue to decline. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

2.   ADVERTISING

     The Company also derives revenues from the sale of advertising receiving fees for approximately, on average, 10 minutes of advertising time per hour of programming, with an additional two minutes of each hour of programming reserved for the use of Affiliates. The Company also derives advertising revenue from the sale of time for infomercials, which are program length advertisements, and from programming sponsorship and home shopping revenue sharing arrangements. In 1999, the Company redirected its focus from national spot advertising to direct response, and informercial advertising, and, accordingly, has reduced its reliance on, and use of, Nielsen ratings. The Company derived revenues of $3,288,663 from advertising in 1999.

4.   PROGRAMMING

     The Network has continued to expand and improve its original programming. Following are descriptions of programs aired on GoodLife TV Network during 1999.

GTV DanceSport (Original)
Competition dancing has become one of the fastest growing trends in the United States. Through its exclusive agreement with DanceSport America, the Network covers major dance competitions, including the national championships in Miami. This exciting program showcases not only the top champions in each class, but also provides insight into the techniques and fine points of competition.

Heroes & Sheroes (Original Pilot)
Stories of the unheralded heroes in our communities. Share the stories of these ordinary people who manage to do the extraordinary and transform the lives of the people they touch.

American Couples (Original Pilot)
Hosted by esteemed television journalist Nancy Glass, American Couples is a one hour long show which celebrates the family values, love, commitment and partnership of famous couples. Find out how real-life couples have managed to build happy and fulfilling marriages.

Cookbook Cooking with Christopher Kent (Original)
Watch the delightful Christopher Kent prepare a wide variety of dishes from various cookbooks, as well as some favorites from his original recipes.

Cafe DuArt (Original)
Famed Broadway impressionist Louise DuArt stars in her own musical variety series that takes place in a comedy cabaret setting. A cast of zany characters, many of which are played by Ms. DuArt herself, frequent the cafe and the laughs never stop.

The Real Me Autobiographies (Original)
Surrounded by family and friends, interesting guest hosts provide a unique insight into their fascinating lives through their own stories told in their own words.

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

American Families (Original Elements began airing in January 2000)
The Adventures of Ozzie & Harriet and Make Room for Daddy are being telecast each weekday evening under the umbrella title of American Families. Hosted by Nancy Glass, this unique series juxtaposes members of contemporary families against the classic TV families. See how today's parents and children deal with age-old issues that Ozzie Nelson and Danny Thomas wrestled with.

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

Acquired Programming
Three icons in classic family TV from the 1950's and 60's premiered on the Network in 1999. Bonanza, The Adventures of Ozzie & Harriet, and Make Room for Daddy entered living rooms each week as viewers watched the families grow up and, using humor or wisdom, deal with many of the situations still encountered today. The Bonanza series consist of 171 hours licensed from WorldVision Enterprises until August 2001. The Adventures of Ozzie & Harriet and Make Room for Daddy series each consist of 130 episodes licensed exclusively to the Network until August 2002.

Dual Language Programming
In an effort to provide service to a broader community of viewers, the Network commenced airing dual language programming during 1997. Found on the SAP channel, where available, the Network provides Spanish language versions of The Love Boat.

Programming for the Visually Impaired
The Company has had a significant and mutually beneficial relationship with Narrative Television Network ("NTN"). Found on the SAP channel, where available, these narrative tracks of certain Network programming provide descriptive narratives of the on-screen action to allow visually impaired viewers to better understand and account for noises and actions they cannot see.

5.   PATENTS, TRADEMARKS, LICENSES

     The Company neither holds nor depends on any material patent, trademark, license, franchise or concession except for its trademarks "Nostalgia Channel" and "Nostalgia Television." In 1998, the Company licensed the right to use "GoodLife TV Network" from Scripps Howard Broadcasting Company for a ten-year period.

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

     Many of the Company's competitors pay the cable systems, DBS and other video delivery systems a significant upfront "per subscriber" fee. This fee may act as an incentive to a system to carry a certain network because it will receive fees based upon the number of subscribers to that system. The Company selectively does pay some competitive upfront fees, but only in circumstances judged to be most beneficial in terms of launch opportunities. The Company has relied more on waiver of future fees to be paid to the Network by its Affiliates, and on quality original programming and other branding efforts to distinguish the Network from its competitors and, thereby, provide a substantive reason for cable systems to choose the Network for carriage. While this determination has, in the short term, a possible adverse impact on the Network's ability to gain carriage, it is, in the Company's belief, the most appropriate way to maximize the value and impact of the Company's financial resources. The Company also is actively engaged in efforts to review and identify potential strategic alliance partners that could provide support to the Company's efforts to increase its subscriber base.

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

     The 1996 Act does not alter the "must carry" and "retransmission consent" requirements of the 1992 Act. These provisions, coupled with rate regulation, have forced cable systems to increase the number of channels carrying broadcast or broadcaster-affiliated channels, causing a corresponding decrease in the number of channels available to satellite distributed networks such as the Network. In the past, the Network has lost carriage on cable systems because the system needed to reassign the channel used by the Network either to comply with the 1992 Act's must carry provisions or to fulfill a contractual obligation to a broadcaster arising out of the "retransmission consent" requirements of the 1992 Act. The end of upper tier rate regulation on March 31, 1999 may further encourage cable operators to invest in new facilities that will accommodate additional programming.

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

8.   EMPLOYEES

     On December 31, 1999, the Company had a total of twenty-seven full-time, non-union employees. On March 2, 1999, the Company announced its determination to consolidate the Network's sales and marketing staffs at its headquarters in Washington, D.C., resulting in a reduction of its staffing levels by eleven positions. The Company has experienced no work stoppage, is not a party to any collective bargaining agreements, and believes that it enjoys good relations with its current employees.

ITEM 2.      PROPERTIES

     The Company's executive offices are located at 650 Massachusetts Avenue, N.W., Washington, D.C., where the Company leases, on a month-to-month basis at a monthly rate of $16,900, approximately 5,100 square feet of office space and 900 square feet of storage space from Washington Television Center Limited Partnership ("WTC"), a subsidiary of U.S. Property Development Corporation ("USPDC"), of which Mr. Dong Moon Joo, a director of the Company, is an officer. See "Certain Relationships and Transactions."

     The Company's traffic and finance facility, consisting of approximately 4,300 square feet in Alexandria, Virginia, is leased on a month-to-month basis at a monthly rate of $3,896 from Atlantic Video, Inc ("AVI"). Mr. Christopher Cates, a director of the Company, was an officer of AVI until January 26, 1999, and Mr. Joo is an officer and Chairman of AVI. See "Certain Relationships and Transactions."

     On March 2, 1999, the Company announced the closing of (i) its eastern sales office at 220 Commerce Drive, Ft. Washington, Pennsylvania, where the Company occupied approximately 1,580 square feet at a monthly rate of $2,370 under a lease that expires August 31, 2003, and (ii) its western sales office located at 7951 East Maplewood Avenue, Suite 310, Englewood, Colorado, where the Company occupied approximately 1,980 square feet at a monthly rate of $2,413 under a lease that expired in July 1999. The Company sublet the Ft. Washington, Pennsylvania office space for the remaining term of the lease in July 1999.

ITEM 3.      LEGAL PROCEEDINGS

     Roger M. Rosenberg, et al. v. Sam Oolie, et al. On or about September 29, 1989, an action was commenced in the Delaware Court of Chancery for New Castle County. The Company is a nominal defendant for purposes of the derivative claims asserted. Summary judgment has been entered dismissing all causes of action against the Company, although causes of action against the other individual defendants, including certain former directors of the Company, continue. The Company is required to indemnify those former directors of the Company and to pay their costs of defense.

     The Marlin Entertainment Group, Ltd. v. The Nostalgia Network, Inc. and Jay Garfinkel. On February 8, 2000, a complaint was filed in the United States District Court for the Southern District of New York making claims against the Company for breach of contract, interference with contractual relations, business disparagement and injurious falsehood. The Company believes the allegations of the complaint are without merit and intends to vigorously defend all claims and file appropriate counterclaims for damages against the plaintiff. The Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During 1999, the Company's Common Stock was traded on the NASDAQ OTC Bulletin Board (the "Bulletin Board"). The following table sets forth, for each quarterly period during 1999 and 1998, the high ask and low bid quotations for the Company's publicly-traded securities as reported on the Bulletin Board. These quotations are representative of prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.


                                                       COMMON STOCK
                                                       ------------
                                             HIGH ASK                LOW BID
                                             --------                -------
                         1999
                -------------
                First Quarter                  $0.27                  $0.01
                Second Quarter                  0.11                   0.05
                Third Quarter                   0.10                   0.05
                Fourth Quarter                  0.10                   0.03

                         1998
                -------------
                First Quarter                   0.06                   0.04
                Second Quarter                  0.05                   0.03
                Third Quarter                   0.05                   0.02
                Fourth Quarter                  0.04                   0.01

     As of March 3, 2000, there were approximately 287 holders of record of the Company's Common Stock.

     The Company has not paid a dividend since its inception and does not anticipate paying a dividend on its Common or Preferred Stock in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA

     The following is a summary of selected financial data for the Company for each of the last five fiscal years.

                                            1999                1998              1997                1996               1995
                                      ------------------  ----------------  ---------------    ----------------     ------------
   Number of Subscribers                  9,232,523          7,718,000          7,060,000          7,694,000          8,905,000

   Balance Sheet Data
   ------------------
   Total Assets                      $   12,723,094       $ 12,979,711      $  16,997,972      $  17,486,702       $  23,955,541
   Long Term Obligations                 88,551,527         66,664,879         45,989,547         28,202,711         22,881,635
   Stockholders' Deficit                (82,596,278)       (61,403,423)       (38,352,747)       (19,464,221)        (7,522,733)

   Income Statement Data
   ---------------------
   Affiliate Sales Revenue                2,089,466          2,530,714          2,579,376          3,850,745          4,205,324
   Advertising Sales Revenue              3,288,663          2,965,896          4,474,597          5,652,938          5,812,663
   Other Revenue                             41,648             34,750            124,960          1,248,898

   Total Operating Revenues               5,419,777          5,531,360          7,178,933          9,503,683         11,266,885

   Operating Expenses                    20,694,728         24,058,635         23,467,791         20,394,940         20,260,931
   Loss From Operations                 (15,274,951)       (18,527,275)       (16,288,858)       (10,891,257)        (8,994,046)
   Net Loss                             (21,192,925)       (23,050,676)       (18,888,526)       (11,941,488)        (9,476,367)
   Net Loss Per Common Share -
      Basic and Diluted                       (1.05)             (1.14)             (0.93)             (0.59)             (0.47)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

     The Company's most important asset is its subscriber base. Substantially all of the Company's revenues are a function of its subscriber base. Affiliate revenue is measured directly by the number of the Company's subscribers. Advertising revenue is based on viewership, which is a product of the number of subscribers. Over the past few years, competition for subscribers among television networks like the Company has increased dramatically. In part, this has been the result of technological advances promising greatly expanded channel capacity that has been repeatedly delayed. Technological advances have inspired the creation of many new programming services, but the expanded capacity to carry those services is not yet available.

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

     Despite these changes, the Company's subscriber base has increased from 7,718,053 at December 31, 1998 to 9,232,523 at December 31, 1999, although the subscriber base is still below 1993 levels. Until such time as channel capacity increases significantly, the Company will remain vulnerable to subscriber declines.

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

     The Company's revenues, ratings and subscriber base have not risen in proportion to the costs of production of the Network's original programming. The Company will continue to invest in original programming in an attempt to increase subscribers to a point where revenues will exceed expenditures, but there can be no assurance that such a point will be achieved or that the Company will be able to obtain financing for such expenditures. See Part I, Item 1, "Business - Competition."

     All financial amounts in this Item 7 have been rounded to the nearest thousand for discussion purposes.

RESULTS OF OPERATIONS

     Fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998

     Net loss in 1999 decreased $1,858,000, or 8.1% (from $23,051,000 to
$21,193,000). This decrease was due primarily to reduced expenses in sales and marketing (a decrease of $4,027,000); decreased programming, production and transmission expenses (a decrease of $728,000); offset in part by a reduction in revenues (a reduction of $112,000); increased programming amortization expenses (an increase of $982,000); increased finance, general and administration expenses (an increase of $409,000) and increased interest expenses (an increase of $1,405,000).

     REVENUES:

     Total revenues in 1999 decreased by $111,000, or 2.0% (from $5,531,000 to $5,420,000). This decrease was primarily attributed to a decrease in Affiliate revenues, offset in part by increases in Advertising revenue.

     Affiliate revenues declined $442,000, or 17.5% (from $2,531,000 to $2,089,000). The length of each Affiliate contract varies, but generally ranges from three to five years. Certain of the Network's Affiliate contracts have expired and carriage is currently provided on a month-to-month basis. Many of these Affiliates have declined to enter into new contracts until their plans for channel expansion are completed. As a result of intense competition among cable networks for this reduced number of channels, the Company's per subscriber fees from Affiliates have declined and may continue to decline.

     Advertising revenues increased $323,000, or 10.9% (from $2,966,000 to $3,289,000), primarily as a result of increased rates associated with the Company's national spot and direct response (short format commercial advertising of two minutes or less in length) advertising. Revenues from national spot advertising increased $188,000, or 63.1% (from $298,000 to $486,000) and is due to increases in the average rate per spot. Revenues from direct response increased $221,000, or 24.9% (from $886,000 to $1,107,000) and is due to increases in the average rate per spot. Revenues from infomercials decreased $777,000, or 43.6% (from $1,781,000 to $1,004,000), primarily due to the
Company's decision in July 1999 to shift from selling infomercial time during the overnight block and begin selling nested or sponsored programs. Nested programs combined all of the available time during the overnights and allows the Company to sell it as a solid block of time. As a result, revenue generated from nested programs amounted to $693,000 for the 1999 period. Other revenues increased approximately $7,000, or 20.0% (from $35,000 to $42,000) and is due to the sale of books and GTV DanceSport video tapes

OPERATING EXPENSES:

     Total operating expenses decreased $3,364,000, or 14.0% (from $24,059,000 to $20,695,000). The decrease was due principally to decreased sales and marketing expenses (a decrease of $4,027,000); decreased programming, production and transmission expenses (a decrease of $728,000); offset in part by increased programming amortization expenses (an increase of $982,000); increased finance, general and administrative expenses (an increase of $409,000).

     Programming expenses for 1999 decreased $728,000, or 12.9% (from $5,660,000 to $4,932,000). Programming costs, net of $2,403,000 in capitalized costs, decreased by $959,000, or 46.9% (from $2,045,000 to $1,086,000) primarily as a result of costs associated with new original programs. Transmission costs increased by $301,000, or 9.8% (from $3,073,000 to $3,374,000) primarily as a result of incurring HITS transport fees, which allow the Company to transmit its signal digitally, as well as incurring higher master control and uplink charges for the year. Program, production and traffic expenses decreased $70,000, or 12.9% (from $542,000 to $472,000) primarily as a result of reduced Network branding costs for the current year.

     Programming amortization increased $982,000, or 12.7% (from $7,758,000 to $8,740,000). The majority of this increase resulted from a shorter amortization period for original programming, which comprises the bulk of capitalized costs and for newly acquired series.

     Sales and marketing expenses decreased by $4,027,000, or 54.6% (from $7,374,000 to $3,347,000) primarily as a result of the Company's decision in March 1999 to more closely align its sales and marketing activities by consolidating these efforts at its headquarters in Washington, D.C. Salaries, wages and benefits decreased by $564,000, or 32.9% (from $1,716,000 to $1,152,000). Travel and entertainment decreased by $293,000, or 65.6% from ($447,000 to $154,000). Other employee costs decreased by $20,278, or 38.9% (from $52,145 to $31,867). These decreases were primarily due to the departure of personnel who have not been replaced. Convention expense decreased by $1,231,000, or 93.0% (from $1,324,000 to $93,000). Advertising expenditures decreased by $1,062,000, or 83.5% (from $1,271,000 to $209,000). Sales and marketing materials decreased by $140,000, or 66.0% (from $212,000 to $72,000). Premium expenditures decreased by $102,000, or 87.9% (from $116,000 to $14,000). These decreases were also due to the Company's efforts to reduce marketing costs. Professional fees decreased by $437,000, or 75.7% (from $577,000 to $140,000) primarily as a result of reduced expenditures on the Network's affinity and new media efforts, as well as bringing the Network's public relations operations in house. These decreases were offset in part by an increase in marketing allowance costs of $167,000, or 49.4% (from $338,000 to $505,000).

     Finance, general and administrative costs increased by $409,000, or 12.5% (from $3,267,000 to $3,676,000). This increase was primarily a result of increases in consolidation and retention costs of $661,000, or 100.0% and rent expense of $15,000, or 6.7%. These increases were offset by decreases in salaries and wages of $110,000, or 9.2% (from $1,192,000 to $1,082,000). Legal and professional fees decreased by $21,000, or 4.3% (from $489,000 to $468,000). Office expenses decreased by $53,000, or 30.6% (from $173,000 to $120,000).

     As a result of decreased revenue ($112,000), increased programming amortization costs ($982,000), increased finance, general and administrative costs ($409,000), and increased interest expense ($1,405,000) which were offset by decreases in programming, production and transmission costs ($728,000), and decreased sales and marketing costs ($4,027,000) the Company's net loss decreased $1,858,000, or 8.1% for 1999.

     Other expense increased by $1,395,000, or 30.8% (from $4,523,000 to $5,918,000) primarily as a result of interest on outstanding debt.

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

     Affiliate revenues declined $48,000, or 1.9% (from $2,579,000 to $2,531,000), reflecting earlier losses of subscribers as a result of competition for scarce channel capacity. Additionally, increased competition has put downward pressure on the rates, which the Company can charge its Affiliates. While subscriber losses are immediately reflected in Affiliate revenue, the same is not true for increases in subscribers, as it is common for a new Affiliate to receive a minimum of two years of free service as an incentive for commencing carriage of a programming service. For these reasons, the Company expects future increases in its subscriber base, if any, to result in less than fully proportionate increases in Affiliate revenues.

     Advertising revenues decreased $1,509,000, or 33.7% (from $4,475,000 to $2,966,000), primarily as a result of decreased rates associated with the Company's reduced subscriber base from past years. Revenues from infomercials decreased approximately $1,182,000, or 39.9%, primarily due to a decrease in average rate per half hour which was primarily the result of market pressures as well as a 10.0% decrease from 1997 with respect to the amount of time devoted to this format. Revenues from short-format commercial advertising (two minutes or less in length) decreased by approximately $327,000, or 21.6%, due to a 26.3% decrease in the average rate charged per spot. This decrease was due to market pressures and make goods to certain advertisers. Other revenues decreased approximately $90,000 or 72.2% (from $125,000 to $35,000) due to extraordinary collections of previously written-off affiliate fees in the prior year.

OPERATING EXPENSES:

     Total operating expenses increased $591,000, or 2.5% (from $23,468,000 to $24,059,000). The increase was due principally to increased program amortization expenses (an increase of $867,000); increased finance, general and administrative expenses (an increase of $335,000); and increased programming, production and transmission expenses (an increase of $136,000); offset in part by decreased sales and marketing expenses (a decrease of $746,000).

     Programming expenses for 1998 increased $136,000, or 2.5% (from $5,524,000 to $5,660,000). Programming costs, net of $4,179,000 in capitalized costs, increased by $68,000, or 3.4% (from $1,977,000 to $2,045,000) primarily as a result of costs associated with producing new original programs. Transmission costs increased by $216,000, or 7.6% (from $2,857,000 to $3,073,000) primarily as a result of incurring HITS transport fees, which allow the Company to transmit its signal digitally, as well as incurring higher master control and uplink charges for the year. Program, production and traffic expenses decreased $149,000 (from $691,000 to $542,000) primarily as a result of reduced Network branding costs for the current year.

     Programming amortization increased $867,000, or 12.6% (from $6,891,000 to $7,758,000). The majority of this increase results from a shorter amortization period for original programming, which comprises the bulk of capitalized costs.

     Sales and marketing expenses decreased by $746,000, or 9.2% (from $8,120,000 to $7,374,000). Advertising expenses decreased by $1,556,000, or 55.0% (from $2,827,000 to $1,271,000) as a result of not incurring satellite, ad sale and special programming advertising costs within the current year; conventions and national events increased by $318,000, or 32.0% (from $1,009,000 to $1,327,000) as a result of increased presence and activities at cable trade shows and other special events. Professional fees increased by $123,000, or 27.2% (from $452,000 to $575,000) as a result of increased public relations efforts and increased consulting in relation to satellite sales and affinity programs and program guide costs increased by $97,000, or 43.8% (from $223,000 to $320,000) as a result of associated costs with redesigning the guides; employee related costs decreased by $93,000, or 4.0% (from $2,307,000 to $2,214,000) primarily as a result of decreased travel and entertainment expenses within the affiliate sales and marketing areas.

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

LIQUIDITY AND CAPITAL RESOURCES

     Fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998

     Working capital increased $727,000 (59.3%) from $1,225,000 at December
31, 1998 to $1,952,000 at December 31, 1999. The increase is primarily a result of a reduction in trade payables as a result of paying down existing debt.

     Cash used in operating activities decreased $3,889,000, (33.2%) from ($11,724,000) to ($7,835,000) due to an increase in programming amortization and accrued interest.

     Cash used in investing activities decreased $1,647,000 (39.0%) from ($4,216,000) to ($2,569,000) due primarily to decreases in acquisition of programming and cablecast rights of $1,665,000.

     Cash provided by financing activities decreased $4,141,000 (28.2%) from $14,680,000 to $10,539,000 due primarily to decreases in financing from Crown of $4,000,000.

     In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures may provide short-term improvement, but do not address the more critical long-term growth needs for the Network. In order to grow, the Network needs to increase its Affiliate base which, in turn, will increase the subscriber base and should allow the Network to increase its advertising rates as well as Affiliate revenues. To provide for necessary future growth, management continued its focus on an aggressive Affiliate marketing campaign, including consumer awareness advertising and events, prominent presence at major trade shows and new trade advertising.

     Increased competition from networks with strong strategic alliances and significant financial resources continue to significantly effect the Company's ability to increase its subscriber base and, correspondingly, has reduced revenues from Affiliates and advertising. This competition also has increased the costs, which the Company must pay for programming. The Company does not anticipate significant improvement in the results of its operations until such time as the number of its subscribers increases significantly.

     Since 1990, Crown and Concept have been the principal source of the Company's capital. Crown and Concept have invested $2,300,000 and provided $85,781,000 in financing since 1994, including $15,000,000 loaned by Crown to the Company in 1999. Additionally, between January 1, 2000 and March 20, 2000, Crown has provided $3,750,000 in debt financing to the Company, and has committed to advance, as needed, an additional $11,250,000 in debt or equity financing during the balance of the calendar year. The Company believes that these funds will be sufficient to satisfy its operating needs for 2000. In connection with the borrowings, the Company has entered into a security agreement pledging substantially all the Company's assets as security for its indebtedness to Crown and Concept.

     The Company continued to pursue identification of potential strategic alliance candidates. The Company also continued in its analysis of and efforts to seek a strategic alliance. The Company has engaged in active discussions with several possible strategic partners, but no serious discussions have occurred. There can be no assurance that the Company will be able to obtain a strategic partner, or that any strategic partner will be willing to invest the sums required by the Company in order to continue to grow the Network's subscriber base. It is anticipated that following the merger, the business and operations will be continued substantially as currently conducted for the immediate future. Crown and Concept have informed the Company that they intend to re-evaluate the business with respect to the future business and operations of the Company, as they deem appropriate. Although there are no definitive plans or agreements in place, Crown and Concept intend to continue to seek material transactions and/or relationships such as joint ventures, strategic partnerships, mergers or other forms of business combinations with third parties following the merger.

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

     Fiscal year ended December 31, 1998 compared to fiscal year ended December 31, 1997

     Working capital increased $1,039,000 (559.0%) from $186,000 at December 31, 1997 to $1,225,000 at December 31, 1998. The increase is primarily a result of increases in current portion of programming rights, offset by increases in accounts payable.

     Cash used in operating activities increased $3,123,000 (36.3%) from ($8,601,000) to ($11,724,000), due to an increased loss of $4,162,000, offset by an increase in programming amortization and accrued interest.

     Cash used in investing activities increased $560,000 (15.3%) from ($3,660,000) to ($4,220,000) due primarily to an increase in acquisition of programming and cablecast rights of $821,000, offset by a decrease in the acquisition of property and equipment of $231,000.

     Cash provided by financing activities increased $2,036,000 (16.1%) from $12,643,000 to $14,680,000, due primarily to decreased payments on financing for programming and other debt of $2,536,000, offset by a decrease in financing by Crown of $500,000.

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

     As of March 20, 2000, the Company had issued and outstanding promissory notes to Concept and Crown in the aggregate principal amount of $21,783,608 and $67,747,292, respectively, bearing interest of approximately 8.50% to 8.75% per annum which are due and payable on January 1, 2001.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 1, 1999, BDO Seidman, LLP ("BDO"), the Company's certifying accountant, notified the Company that it would decline to stand for re-election. BDO's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two fiscal years and through the subsequent interim period, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company engaged Grant Thornton LLP as its certifying accountant as of April 2, 1999.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   CHRISTOPHER A. CATES, 46                          DIRECTOR SINCE OCTOBER 1990
   -----------------------------------------------------------------------------

       Mr. Cates is currently President and Chief Executive Officer of MediaComm, a teleproduction facility located in Charlotte, N.C. From February 1998 to February 1999, Mr. Cates served as Senior Vice President of Corporate Development of AVI, an affiliate of the Company, which is engaged in the production and recording of videotapes, the provision of post-production services and related activities. Mr. Cates served as Vice President/General Manager of AVI from July 1989 to January 1998. From March 1992 to January 1998, he also served as President of Pyramid Video, Inc. ("PVI"), a subsidiary of Concept, an affiliate of the Company, which is engaged in satellite transmission services, the production and recording of videotapes, the provision of post-production services and related activities. During 1999, AVI and its affiliates had substantial dealings with the Company. See "Certain Relationships and Related Transactions."

   FLOYD CHRISTOFFERSON, 45                             DIRECTOR SINCE JUNE 1995
   -----------------------------------------------------------------------------

       Mr. Christofferson has served as Vice President and General Manager of News/Broadcast for Video Networks, Inc. since November 1999. From April 1997 to October 1999, Mr. Christofferson served as President and Chief Executive Officer of Potomac Television/Communications, Inc. ("Potomac"). From November 1994 to April 1997, Mr. Christofferson served as President of Manhattan Center Studios ("Manhattan Center"), a multimedia group. From 1990 through 1994, he was a senior partner and creative director of Delta Imaging, a computer graphics firm. Potomac and Manhattan Center are affiliates of the Company. During 1999, Potomac, Manhattan Center, and their affiliates had substantial dealings with the Company. See "Certain Relationships and Related Transactions."

   DIANNE M. FAURE, 43                                  DIRECTOR SINCE JUNE 1995
   -----------------------------------------------------------------------------

       Ms. Faure is an attorney in private practice and, since October 1989, has worked in the areas of health care, insurance and contract law. From August 1988 to October 1989, she was an Attorney-Advisor specializing in Title VIII of the Civil Rights Act at the United States Commission on Civil Rights in Washington, D.C. From January 1988 to August 1988, she was Legal Counsel at the Coalition for Religious Freedom, a nonprofit corporation located in Alexandria, Virginia. From February 1986 to May 1987, she was Assistant General Counsel in the Office of General Counsel at the Legal Services Corporation in Washington, D.C., specializing in administrative, regulatory and contract compliance law.

   HIROSHI GOTO, 45                                     DIRECTOR SINCE JUNE 1998
   -----------------------------------------------------------------------------

       Mr. Goto has served as the budget director of The Washington Times Corporation ("Washington Times") since August 1997. From September 1986 through July, 1997, Mr. Goto served in various capacities at Washington Times, including finance manager, assistant finance manager and internal auditor. Washington Times is a subsidiary of News World Communications, Inc. ("NWC"), an affiliate of the Company.

   DONG MOON JOO, 54                                 DIRECTOR SINCE OCTOBER 1992
   -----------------------------------------------------------------------------

     Mr. Joo has served as a director and President of Concept since April 1993. Mr. Joo has been President of Washington Times and its parent company, NWC, since September 1992. Those companies publish numerous newspapers and periodicals, including The Washington Times, Insight, The World & I, The Middle East Times and Noticias del Mundo. From April 1991 through February 1, 1998, Mr. Joo served as President and a director of AVI, and as President of the corporate general partner of WTC, which owns a multi-purpose building in Washington, D.C., including office space and television production facilities, where the Company has its executive offices. Mr. Joo serves as Chairman and Chief Executive Officer of AVI, director and President of Acquisition, an affiliate of the Company, Crown Capital Corporation ("Capital"), an affiliate of the Company, Chairman of the Board of Directors and President of Crown Communications Corporation ("Crown"), an affiliate of the Company, and as a director of PVI and Potomac. During 1999, Concept, Capital, Crown, AVI and WTC and their affiliates had substantial transactions with the Company. See "Certain Relationships and Related Transactions."

   DR. S. ROBERT LICHTER, 51                           DIRECTOR SINCE APRIL 1998
   -----------------------------------------------------------------------------

       Since 1985, Dr. Lichter has served as President of the Center for Media and Public Affairs, a nonpartisan, nonprofit research organization that analyzes how news and entertainment media treat social and political issues, and Statistical Assessment Service, a nonprofit research organization. Dr. Lichter is currently an adjunct professor of government at Georgetown University. He has taught media and politics at Princeton University, and served as a senior research fellow at Columbia University and served as a postdoctoral fellow in politics and psychology at Yale University.

   FREDERICK W. NEWTON, 42                          DIRECTOR SINCE NOVEMBER 1997
   -----------------------------------------------------------------------------

       Since 1987, Mr. Newton has served as President of Corporate Recovery Inc., which provides consulting services to area corporations, including Capital, NWC, and certain of their affiliates. During 1999, Capital and its affiliates had substantial transactions with the Company. See "Certain Relationships and Related Transactions." Mr. Newton has served as President of Stellar Printing Inc., since 1989, and as President of Freestate Publishing Inc., which publishes a community newspaper, since 1993.

   SQUIRE D. RUSHNELL, 61                               DIRECTOR SINCE JUNE 1997
   -----------------------------------------------------------------------------

       Since June 1996, Mr. Rushnell has served as the Company's President and Chief Executive Officer. From August 1995 to December 1995, Mr. Rushnell was President and Co-Founder of Our Time Television, Inc. a cable television network targeted to emerging baby boomers. From January 1990 to March 1996, Mr. Rushnell served as President of Rushnell Communications and Publishing, Inc., producing programming for broadcast networks and syndication. Earlier, Mr. Rushnell served for over twenty years as a senior executive at the ABC Television Network.

   AMBASSADOR PHILLIP SANCHEZ, 70                  DIRECTOR SINCE SEPTEMBER 1994
   -----------------------------------------------------------------------------

       Ambassador Sanchez, Chairman of the Board of Directors, has served since February 1987 as Vice President of NWC, which publishes numerous newspapers and periodicals. Ambassador Sanchez currently is the Publisher of Noticias del Mundo, a national Spanish-language daily newspaper, and Tiempos del Mundo, a Spanish-language weekly newspaper published throughout the western hemisphere. Ambassador Sanchez is the Chairman of the Board of Trustees of the National Hispanic University (San Jose, California), and serves on the Board of Trustees of the Educational Foundation of the Americas, and of the University of Bridgeport (Bridgeport, Connecticut). NWC is an affiliate of the Company.

   ROBERT J. WUSSLER, 63                             DIRECTOR SINCE JANUARY 1995
   -----------------------------------------------------------------------------

       Mr. Wussler has served as Chairman of the Board of Directors and Chief Executive Officer of U.S. Digital Communications, Inc., which specializes in internet broadcasting services and satellite technology, since May 1998, and as President and Chief Executive Officer of The Wussler Group, a worldwide media-consulting group, since February 1992. From September 1989 to January 1992, Mr. Wussler served as President and Chief Executive Officer of COMSAT Video Enterprises, a satellite delivered entertainment and information business. Mr. Wussler is former President of CBS Television, CBS Sports and former Senior Executive Vice President of Turner Broadcasting System, Inc. Mr. Wussler serves as a director of Cafe USA, an advertiser supported television network broadcast to food courts of major shopping malls throughout the United States. Mr. Wussler also serves on the boards of directors of Ed Net, which specializes in compressed audio and video technology, and Beechport, which specializes in arena promotions.

Executive Officers

     SQUIRE D. RUSHNELL, 61, PRESIDENT AND CHIEF EXECUTIVE OFFICER

            Mr. Rushnell has served as President and Chief Executive Officer of the Company since June 1996. See "Directors and Executive Officers of the Registrant - Directors."

     WILLARD R. NICHOLS, 52, VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY

            Mr. Nichols served as General Counsel and Secretary from May 1997 to June 1998. He has served as a Vice President of the Company since his election by the Board of Directors to that position in June 1998. Prior to his service with the Company, Mr. Nichols was an attorney in private practice engaged in domestic and international telecommunications consulting. He also served for the calendar year 1995 as Executive Vice President and Managing Director of UTAM, Inc.

     DIANE C. FULLER, 36, CHIEF FINANCIAL OFFICER AND TREASURER

            Ms. Fuller has served as Treasurer of the Company since her election to that position by the Board of Directors in March 1999. She has served as Chief Financial Officer of the Company since December 1999. From July 1990 to February 1999, Ms. Fuller served in various capacities in the Company, including assistant controller.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

            The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1997, 1998 and 1999 of those persons serving as the Company's chief executive officer or acting in a similar capacity, and other executive officers of the Company whose compensation was in excess of $100,000. No restricted stock awards or stock appreciation rights ("SARs") have been granted at any time in prior years.

SUMMARY COMPENSATION TABLE

                                                                                      ANNUAL COMPENSATION
                                                          ------------------------------------------------------------------------
                                                                                                 OTHER ANNUAL         ALL OTHER
Name and Principal Position                                 YEAR       SALARY($)    BONUS ($)   COMPENSATION($)     COMPENSATION($)
-----------------------------                             ---------    ---------  -----------  ---------------      --------------
SQuire D. Rushnell,                                         1999       $247,821   $ 33,030         ---                   ---
President and Chief Executive Officer (1)                   1998        225,063     50,000         ---                   ---
                                                            1997        205,923     37,500         ---                   ---
Willard R. Nichols, Vice President, General Counsel and     1999        122,294     28,710         ---                   ---
Secretary(2)                                                1998        103,085      9,100         ---                   ---

-----------------------

(1) The Company entered into an employment agreement with Mr. Rushnell dated July 1, 1999. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(2) Mr. Nichols did not earn in excess of $100,000 from the Company prior to 1998.

STOCK OPTION GRANTS

            On May 13, 1996, the Company granted Mr. Rushnell options to purchase 839,840 shares of Common Stock at an exercise price of $0.35 per share. As of December 31, 1999, all of these shares have vested. No SARs, long-term incentives or restricted stock were granted to any of the named executive officers or any other Company employee in 1999.

STOCK OPTION EXERCISES

            The following table summarizes information relating to stock option exercises during 1999 and the number and value of unexercised stock options previously granted to the executive officers named in the Summary Compensation Table. As previously indicated, no SARs have been granted at any time to any of the named executive officers or any other Company employee.

                     AGGREGATE OPTION EXERCISES IN 1999 AND
                      OPTION VALUES AS OF DECEMBER 31, 1999

                                                              NUMBER OF                      VALUE OF UNEXERCISED
                                                        SECURITIES UNDERLYING                   IN-THE-MONEY
                                                      UNEXERCISED OPTIONS AT                     OPTIONS AT
                                                         DECEMBER 31, 1999                   DECEMBER 31, 1999(1)
                                                         ---------------------               --------------------
                     SHARES
                     ACQUIRED
                         ON
NAME                 EXERCISE     VALUE REALIZED    EXERCISABLE       UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
----                 --------     --------------    -----------       --------------    -----------         -------------
SQuire D. Rushnell        0            0              839,840                 0             $0                    $0
Willard R. Nichols        0            0                    0                 0             $0                    $0

-----------------------

(1) Based on a stock price of $0.05, which was the average of the high asked and low bid prices reported on December 31, 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

     On July 1, 1999, the Company entered into a one year employment agreement with Mr. Rushnell (the "1999 Agreement") which provided that Mr. Rushnell would hold the offices of President and Chief Executive Officer and that the Company would pay Mr. Rushnell an annual base salary of $270,000. The 1999 Agreement replaces the previous employment agreement between the Company and Mr. Rushnell (the "1996 Agreement"), which expired on May 12, 1999. The 1999 Agreement will automatically renew for one year periods unless certain notification requirements are met by either the Company or Mr. Rushnell. Mr. Rushnell's annual base salary will increase by 20.0% for each renewal period. Under the 1999 Agreement, Mr. Rushnell is entitled to receive a benchmark bonus of up to $80,000, payable quarterly, if the Company attains or exceeds its business plan. Mr. Rushnell received a benchmark bonus of $33,030 for 1999. The benchmark bonus increases to $100,000 for each renewal period. The 1999 Agreement also provides for alternative benchmark bonuses under certain circumstances where some, but not all, criteria applicable to the benchmark bonus have been met. The Company also has provided Mr. Rushnell with a monthly stipend of $600 for obtaining and maintaining an automobile. Mr. Rushnell is entitled to receive a severance payment of $135,000 if the Company does not renew the 1999 Agreement.

     Pursuant to the 1996 Agreement, Mr. Rushnell was granted options to acquire 839,840 shares at an exercise price of $0.35 per share. The options are nonqualified stock options, and were granted outside the 1996 Stock Option Plan. The options vest in four equal installments on February 12, 1997, November 12, 1997, August 12, 1998 and May 12, 1999. They expire on the earliest of (i) May 12, 2006; (ii) 90 days following termination of Mr. Rushnell's employment for cause or resignation by Mr. Rushnell without good cause; and (iii) one year following termination by reason of death or disability, termination without cause, termination following a change in control, or resignation by Mr. Rushnell for good reason. Vesting accelerates upon termination without cause, a change in control or resignation by Mr. Rushnell for good reason. Upon a change in control, Mr. Rushnell will be entitled to cancel his options and receive a payment equal to the difference between the exercise price and the higher of the current market price of the stock and the highest price paid to stockholders in the transactions leading to the change in control. Additional options will be granted on each vesting date sufficient to ensure that on such date, the options that vest are sufficient to give Mr. Rushnell the right to acquire 1.0% of the issued and outstanding Common Stock. The exercise price of the additional options will be based on the average of the bid and asked prices of the stock over the thirty trading days prior to the vesting date. Mr. Rushnell has registration rights with respect to the resale of the shares of the Common Stock to be acquired upon exercise of his options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors determines the compensation of, and incentives for, the Company's Chief Executive Officer. See Part III, Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions" for a description of interlocks and insider participation.

COMPARATIVE STOCK PERFORMANCE

     The following graph indicates the Company's cumulative total return to holders of its Common Stock for the past five years, as compared to the cumulative total return for the Standard & Poor's ("S&P") 500 Composite Stock Index and the S&P Broadcast Media Index, on an annual basis. The comparison assumes $100 was invested on December 31, 1994 in Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The stock performance shown on the following graph is not necessarily indicative of future performance.

                         TOTAL RETURN TO SHAREHOLDER'S
                         (DIVIDENDS REINVESTED MONTHLY)


                                INDEXED RETURNS
                                  YEARS ENDING

                                       BASE
                                       PERIOD
COMPANY/INDEX                          DEC 94        DEC95       DEC96        DEC97         DEC98      DEC99
-------------------------------------------------------------------------------------------------------------
NOSTALGIA NETWORK INC                    100          27.59        13.80         5.52         1.10       6.07
S&P 500 INDEX                            100         137.58       169.17       225.60       290.08     351.12
BRDCAST(TV, RADIO, CABLE)-500            100         130.91       107.31       176.55       273.88     478.44

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Company has no compensation committee or other committee of the Board of Directors performing similar functions. Accordingly, the Board of Directors determines the amount of compensation of, and incentives for, the Company's Chief Executive Officer. The Chief Executive Officer determines the compensation of, and incentives for, the Company's other executive officers. The Board of Directors also administers the stock option plans of the Company.

     The base salary, bonus and benefits payable for 1999 to Mr. Rushnell, the Company's President and Chief Executive Officer, is fixed under an employment agreement, which was approved by the Board of Directors. See "Employment Contracts and Termination of Employment."

     Stock options may be granted, at the direction of the Board of Directors, under the Company's 1996 Incentive Stock Option Plan (the "Plan") to the Company's executive officers, other employees, independent contractors and agents. The purposes of the Plan is to attract and retain high-quality personnel and strengthen the Company by providing incentives for its success. Under the Plan, stock options are granted for terms not exceeding ten years, with an exercise price equal to (or greater than) the market price of the Common Stock on the date of grant, and typically are granted, subject to vesting, in installments of share amounts over a three year period. In 1999, the Board of Directors awarded options under the Plan to non-employee directors by formula grants representing 3,000 shares per director, or 27,000 shares in the aggregate, at an exercise price of $0.07 which will vest over a period of three years.

              PHILLIP SANCHEZ (Chairman)          DONG MOON JOO
              CHRISTOPHER A. CATES                S. ROBERT LICHTER
              FLOYD CHRISTOFFERSON                FREDERICK W. NEWTON
              DIANNE M. FAURE                     ROBERT J. WUSSLER
              HIROSHI GOTO

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Pursuant to Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding 10.0% or more of its Common Stock are required to report their beneficial ownership and any changes therein to the United States Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report herein any failure to file such reports by those due dates. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during 1999, its executive officers, directors and greater than 10.0% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1999, the number of shares of Common Stock and Preferred Stock beneficially owned by each of the Company's executive officers and directors, by all executive officers and directors as a group and by each person known by the Company to own beneficially more than 5.0% of the outstanding shares of Common Stock or Preferred Stock.

                                                                              COMMON STOCK                 PREFERRED STOCK
                                                                              ------------                 ---------------
                                                                                         PERCENT OF                    PERCENT OF
                                                                       NUMBER OF         OUTSTANDING    NUMBER OF      OUTSTANDING
                                   NAME                                SHARES             SHARES        SHARES          SHARES
                 ------------------------------------------------       ------             ------        ------          ------
                 EXECUTIVE OFFICERS
                   SQuire D. Rushnell(1).........................     839,840(2)             4.1%             0              *
                                                                                             ---
                   Willard R. Nichols............................           0                  *              0              *
                   Diane C. Fuller...............................       6,000(2)
                 DIRECTORS
                   Christopher A. Cates..........................      26,000(2)               *              0              *
                   Floyd Christofferson..........................       6,000(2)               *              0              *
                   Dianne M. Faure...............................       6,000(2)               *              0              *
                   Hiroshi Goto..................................       1,000(2)               *              0              *
                   Dong Moon Joo.................................       6,000(2)               *              0              *
                   Dr. S. Robert Lichter.........................       1,000(2)               *              0              *
                   Frederick W. Newton...........................       1,000(2)               *              0              *
                   Phillip Sanchez...............................       5,000(2)               *              0              *
                   Robert J. Wussler.............................       6,000(2)               *              0              *
                 ALL DIRECTORS AND EXECUTIVE OFFICERS AS A
                   GROUP.........................................     903,840(2)             4.5%             0              0%
                                                                                             ---
                   Concept Group(3)..............................  14,430,427(4)            71.2%         2,500           76.9%
                                                                   ----------               ----
                   Charles Potter................................      75,000(5)               *            750           23.1%

----------
*  Less than one percent.

(1)    Mr. Rushnell also is a director of the Company.
(2) Consists entirely of shares of Common Stock subject to acquisition pursuant to options.
(3) The Concept Group consists of Acquisition, Capital, Concept, and Crown, which constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. Acquisition, Capital, Concept, and Crown have informed the Company that they share voting and dispositive power with respect to all shares as to which Acquisition is the owner.
(4) Includes 14,180,427 shares of Common Stock, and 250,000 shares of Common Stock issuable upon conversion of 2,500 shares of Preferred Stock, all of which are held of record by Acquisition.
(5) Includes 75,000 shares of Common Stock issuable upon conversion of 750 shares of Preferred Stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had the following transactions directly or indirectly with directors, executive officers and holders of more than 5.0% of the Company's issued and outstanding stock since the beginning of 1999.

     Concept and Crown. Since 1990, Crown and Concept have been the principal source of the Company's capital. Crown and Concept have invested approximately $2.3 million and provided approximately $85.8 million in financing since 1994, including $15.0 million loaned by Crown to the Company in 1999. As of December 31, 1999, the Company was indebted to Concept and Crown in the aggregate principal amount of $21,783,608 and $63,997,292, respectively, pursuant to promissory notes bearing interest at the annual rate of approximately 8.5% and which are secured by substantially all of the Company's assets and mature on January 1, 2001.

     Additionally, as of March 20, 2000, the Company had issued and outstanding promissory notes to Crown in the aggregate principal amount of $3,750,000, bearing interest of approximately 8.50% to 8.75% per annum, for financing provided to the Company between January 1, 2000 and March 20, 2000. The promissory notes are due and payable on January 1, 2001,

     Mr. Joo is the President and a director of Concept and Crown (for which he serves as chairman of the Board of Directors). Mr. Cates and Mr. Christofferson were officers of Concept subsidiaries until January 26, 1999 and October 27, 1999, respectively.

     AVI. The Company and AVI are parties to an agreement (the "AVI Agreement") pursuant to which AVI provides to the Company certain exclusive television production, post-production and master control/uplink services and equipment and leases to the Company 4,300 square feet of office space in AVI's Alexandria, Virginia production facilities at a monthly rate of $3,896. Under the terms of the AVI Agreement, the Company is required to purchase a minimum number of hours of such services during each year at specified rates. The Company has agreed to pay a minimum monthly fee of $93,000 to AVI. If the Company does not actually purchase $50,000 of services in a month from AVI, the difference, up to an aggregate maximum of $75,000, subject to certain limitations, may be used as a credit against future fees. The net amount payable to AVI for these additional services with respect to 1999 was approximately $1,126,000.

     At December 31, 1999, the Company was indebted to AVI in the principal amount of $305,000 and accrued interest of approximately $350,752 pursuant to a promissory note bearing interest at the annual rate of 10.0% and which matures on March 31, 2002 (the "AVI Note"). The AVI Note is convertible into Senior Preferred Stock (which the Company currently is not authorized to issue). Pursuant to a security agreement entered into between the Company and AVI at the time of the execution of the AVI Note, the Company granted AVI a security interest in (a) $150,000 in specified accounts receivable and certain other accounts and contracts and the proceeds thereof; and (b) copies of certain books and records. AVI agreed not to perfect its security interest with respect to the AVI Note provided the Company was not in default thereof.

     Mr. Cates was an officer of AVI until January 26, 1999. Mr. Joo is an officer and Chairman of the Board of Directors of AVI.

     WTC. The Company's executive offices are located at 650 Massachusetts Avenue, N.W., Washington, D.C., where the Company leases approximately 5,100 square feet of space from WTC on a month-to-month basis at a monthly rate of $16,900. All of the interest in WTC is owned by USPDC of which Mr. Joo is an officer. WTC is an affiliate of AVI.

     Manhattan Center. The Company utilizes the facilities of Manhattan Center for both remote and on-site television production on an as needed basis. During 1999, the Company incurred approximately $148,529 for services rendered by Manhattan Center Studios. Manhattan Center Studios is an affiliate of AVI.

     PVI. The Company leases equipment from PVI, which is a majority-owned subsidiary of Concept, at the monthly rate of $2,440 and expended approximately $24,440 for the leased equipment during 1999. Mr. Joo is a director of PVI.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

     Reference is made to the listing on page F-1 for a list of all financial statements and financial statement schedules filed as part of this report.

(b)  REPORTS ON FORM 8-K

     On April 5, 1999, the Company filed a Form 8-K with the Commission to report a change in the Company's certifying accountant. See Part II, Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

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


                                             THE NOSTALGIA NETWORK, INC.
         Date:     March 30, 2000            By:  /s/ SQUIRE D. RUSHNELL
                                             ---------------------------
                                             SQuire D. Rushnell, President, Chief Executive Officer and Director

         Date:     March 30, 2000            By:  /s/ DIANE C. FULLER
                                             ------------------------
                                             Diane C. Fuller, Chief Financial Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                         SIGNATURE AND TITLE                                     DATE
         ---------------------------------------------------------          --------------
         /s/ PHILLIP SANCHEZ                                                 March 30, 2000
         -------------------------                                           --------------
         Ambassador Phillip Sanchez, Director and Chairman of the Board
         /s/ CHRISTOPHER A. CATES                                            March 30, 2000
         -------------------------                                           --------------
         Christopher A. Cates, Director
         /s/ FLOYD CHRISTOFFERSON                                            March 30, 2000
         -------------------------                                           --------------
         Floyd Christofferson, Director
         /s/ DIANNE M. FAURE                                                 March 30, 2000
         ------------------------                                            --------------
         Dianne M. Faure, Director
         /s/   HIROSHI GOTO                                                  March 30, 2000
         ------------------------                                            --------------
         Hiroshi Goto, Director
         /s/ DONG MOON JOO                                                   March 30, 2000
         ------------------------                                            --------------
         Dong Moon Joo, Director
         /s/ S. ROBERT LICHTER                                               March 30, 2000
         ------------------------                                            --------------
         S. Robert Lichter, Director
         /s/ FREDERICK W. NEWTON                                             March 30, 2000
         ------------------------                                            --------------
         Frederick W. Newton, CPA, Director
         /s/ SQUIRE D. RUSHNELL                                              March 30, 2000
         ------------------------                                            --------------
         SQuire D. Rushnell, Director
         /s/ ROBERT J. WUSSLER                                               March 30, 2000
         ------------------------                                            --------------
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

 10.20*         EMPLOYMENT AGREEMENT, DATED MAY 13, 1996, BETWEEN THE NOSTALGIA
                NETWORK, INC., AND SQUIRE RUSHNELL (FILED AS EXHIBIT 10 (a) TO
                THE REGISTRANT'S REPORT ON FORM 8-K DATED MAY 13, 1996, AND
                INCORPORATED HEREIN BY REFERENCE THERETO)

 10.21*         STOCK OPTION AGREEMENT, DATED MAY 13, 1996, BETWEEN THE
                NOSTALGIA NETWORK, INC., AND SQUIRE RUSHNELL (FILED AS EXHIBIT
                10 (b) TO THE REGISTRANT'S REPORT ON FORM 8-K DATED

                MAY 13, 1996, AND INCORPORATED HEREIN BY REFERENCE THERETO)

 10.22*         EMPLOYMENT AGREEMENT, DATED JULY 1, 1999, BETWEEN THE NOSTALGIA
                NETWORK, INC. AND SQUIRE RUSHNELL

    27          FINANCIAL DATA SCHEDULE AS REQUIRED BY ITEM 601 (c) OF
                REGULATION S-K

* MANAGEMENT CONTRACT OR COMPENSATORY PLAN, CONTRACT OR ARRANGEMENT.

                           [GOODLIFE TV NETWORK LOGO]

                          THE NOSTALGIA NETWORK, INC.

  FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       DECEMBER 31, 1999, 1998 AND 1997

                          THE NOSTALGIA NETWORK, INC.

                                   CONTENTS

                                                                PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-3 -4

BALANCE SHEETS                                                  F-5

STATEMENTS OF OPERATIONS                                        F-6

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT                  F-7

STATEMENTS OF CASH FLOWS                                        F-8

NOTES TO FINANCIAL STATEMENTS                              F-9 - 19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
SCHEDULE II                                                    F-20

SCHEDULE II                                                    F-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
THE NOSTALGIA NETWORK, INC.

We have audited the accompanying balance sheet of The Nostalgia Network, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of The Nostalgia Network, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              GRANT THORNTON, LLP

VIENNA, VIRGINIA

MARCH 3, 2000 (EXCEPT FOR NOTES 1 AND 4 AS TO WHICH THE DATE IS MARCH 21, 2000)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
The Nostalgia Network, Inc.

     We have audited the accompanying balance sheet of The Nostalgia Network, Inc. (the "Company") as of December 31, 1998 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. We have also audited Schedule II for the years ended December 31, 1998 and 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Nostalgia Network, Inc. at December 31, 1998, and the results of its operations and cash flows for the years then ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, Schedule II presents fairly, in all materials respects, the information set forth therein for the years ended December 31, 1998 and 1997.

                                              /s/ BDO SEIDMAN, LLP

Washington DC
March 23, 1999

                          THE NOSTALGIA NETWORK, INC.

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                                                               1999                1998
                                                                                        ------------------  -------------------
                                 ASSETS
            CURRENT ASSETS:
              Cash and cash equivalents                                                 $         674,177   $         539,371
              Accounts receivable, less allowance of $161,000
                and $302,000 for doubtful accounts                                                826,588             935,230
              Prepaid expenses                                                                    114,096             168,362
              Programming and cablecast rights                                                  7,105,280           7,300,000
                                                                                        -----------------   -----------------
                               TOTAL CURRENT ASSETS                                             8,720,141           8,942,963
               Programming and cablecast rights, at cost - net                                  2,981,416           2,788,129
               Property and equipment, at cost - net                                              972,107           1,191,879
               Deposits                                                                            49,430              56,740
                                                                                        -----------------   -----------------
                               TOTAL ASSETS                                             $      12,723,094   $      12,979,711
                                                                                        =================   =================
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                    CURRENT LIABILITIES:
                     Current maturities of programming
                     and cablecast fees                                                 $       4,810,822   $       5,068,000
                   Accounts payable - Trade                                                     1,172,475           1,948,725
                            -  Related parties                                                     32,191             278,919
                     Accrued expenses and other liabilities                                       531,341             395,081
                     Unearned income                                                              221,016              27,530
                                                                                        -----------------   -----------------
                                TOTAL CURRENT LIABILITIES                                       6,767,845           7,718,255
                                                                                        -----------------   -----------------
                    LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES:
                     Programming and cablecast fees                                             2,135,164             114,465
                     Notes payable to related parties                                          86,085,900          62,832,873
                     Accrued interest payable - Related parties                                   330,463           3,382,125
                     Other                                                                             --             335,416
                                                                                        -----------------   -----------------
                                TOTAL LONG-TERM OBLIGATIONS                                    88,551,527          66,664,879
                                                                                        -----------------   -----------------
                                TOTAL LIABILITIES                                              95,319,372          74,383,134
                                                                                        -----------------   -----------------
            COMMITMENTS AND CONTINGENCIES

            STOCKHOLDERS' DEFICIT:
              Preferred stock, convertible: $2 par value, 125,000 shares
                authorized, 3,250 shares issued and outstanding                                     6,500               6,500
              Common stock: $.04 par value, 30,000,000
                shares authorized, 20,275,370 and 20,274,370 shares issued
                in 1999 and 1990, respectively                                                    811,015             810,975
              Additional paid-in capital                                                       30,213,584          30,213,554
              Deficit                                                                        (113,627,377)        (92,434,452)
                                                                                        -----------------   -----------------
                               TOTAL STOCKHOLDERS' DEFICIT                                    (82,596,278)        (61,403,423)
                                                                                        -----------------   -----------------
                               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $      12,723,094   $      12,979,711
                                                                                        =================   =================

The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                        1999                1998                1997
                                                                 ------------------  ------------------  ------------------
             OPERATING REVENUES:
               Affiliate revenues                                $       2,089,466   $       2,530,714   $       2,579,376
               Advertising revenues                                      3,288,663           2,965,896           4,474,597
               Other                                                        41,648              34,750             124,960
                                                                 -----------------   -----------------   -----------------

                         TOTAL OPERATING REVENUES                        5,419,777           5,531,360           7,178,933
                                                                 -----------------   -----------------   -----------------

             OPERATING EXPENSES:
               Programming, production and transmission                  4,931,769           5,659,937           5,524,078
               Programming amortization                                  8,740,105           7,757,637           6,891,161
               Sales and marketing                                       3,346,909           7,373,867           8,120,458
               Finance, general and administrative                       3,675,945           3,267,194           2,932,094
                                                                 -----------------   -----------------   -----------------

                        TOTAL OPERATING EXPENSES                        20,694,728          24,058,635          23,467,791
                                                                 -----------------   -----------------   -----------------

                        LOSS FROM OPERATIONS                           (15,274,951)        (18,527,275)        (16,288,858)

             OTHER (EXPENSE) INCOME:
                        Interest expense - related parties              (5,986,480)         (4,581,460)         (2,689,000)
                        Other income                                        68,506              58,059              89,332
                                                                 -----------------   -----------------   -----------------

                        NET LOSS                                 $     (21,192,925)  $     (23,050,676)  $     (18,888,526)
                                                                 =================   =================   =================

             LOSS PER COMMON SHARE - BASIC AND DILUTED           $           (1.05)  $           (1.14)  $           (0.93)
                                                                 =================   =================   =================

             WEIGHTED AVERAGE SHARES OUTSTANDING                        20,274,839          20,274,370          20,274,370

The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                               PREFERRED                    COMMON                         ADDITIONAL
                                 STOCK                       STOCK                           PAID-IN
                                 SHARES        AMOUNT       SHARES           AMOUNT          CAPITAL             DEFICIT
                               -----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997        3,250         6,500      20,274,370    $    810,975    $   30,213,554     $    (50,495,250)

Net loss for the year                 -             -               -               -                 -          (18,888,526)
                                 ------     ---------    ------------    ------------   ---------------    -----------------

BALANCE AT DECEMBER 31, 1997      3,250         6,500      20,274,370         810,975        30,213,554          (69,383,776)

Net loss for the year                 -             -               -               -                 -          (23,050,676)
                                 ------     ---------    ------------    ------------   ---------------    -----------------

BALANCE AT DECEMBER 31, 1998      3,250         6,500      20,274,370         810,975        30,213,554          (92,434,452)

Common Stock Issued                   -             -           1,000              40                30                    -

Net loss for the year                 -             -               -               -                 -          (21,192,925
                                 ------     ---------    ------------    ------------   ---------------    -----------------

BALANCE AT DECEMBER 31, 1999      3,250         6,500      20,275,370         811,015        30,213,584         (113,627,377)
                                 ======         =====    ============         =======        ==========         =============




                                      TOTAL
                                  STOCKHOLDERS'
                                     DEFICIT
                               --------------------
BALANCE AT JANUARY 1, 1997        $   (19,464,221)

Net loss for the year                 (18,888,526)
                                -----------------

BALANCE AT DECEMBER 31, 1997          (38,352,747)

Net loss for the year                 (23,050,676)
                                -----------------

BALANCE AT DECEMBER 31, 1998          (61,403,423)

Common Stock Issued                            70

Net loss for the year                 (21,192,925)
                                -----------------

BALANCE AT DECEMBER 31, 1999          (82,596,278)
                                      ============

The accompanying summary of accounting policies and notes are an integral part of these financial statements.

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                              1999               1998                1997
                                                                        ---------------  -----------------  ------------------
               CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net loss                                               $  (21,192,925)  $    (23,050,676)  $    (18,888,526)
                 Adjustments to reconcile net loss to net cash
                   Used in operating activities:
                   Depreciation                                                275,548            286,159            310,416
                   Programming amortization                                  8,740,105          7,757,637          6,891,161
                   Provision for losses on accounts receivable                 522,554            534,000            102,000
                 Net change in operating assets and liabilities:
                   Increase in accounts receivable                            (413,912)          (745,464)          (119,132)
                   Decrease (increase) in prepaid expenses                      53,590            (28,021)             5,657
                   Decrease (increase) in deposits                               7,310             (4,000)           (35,000)
                   (Decrease) increase in accounts payable                  (1,022,978)           (93,989)           998,175
                   (Decrease) increase in accrued expenses
                     and other liabilities                                    (199,155)          (299,440)           121,155
                   Increase in accrued interest                              5,201,364          3,921,296          1,978,058
                   Increase (decrease) in unearned income                      193,486             (5,082)                 0
                                                                        --------------   ----------------   ----------------
                           NET CASH USED IN OPERATING ACTIVITIES            (7,835,013)       (11,727,580)        (8,636,036)
                                                                        --------------   ----------------   ----------------

               CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchases of property and equipment                           (55,100)           (36,748)          (267,294)
                 Acquisition of programming and cablecast rights            (2,513,672)        (4,179,120)        (3,357,900)
                                                                        --------------   ----------------   ----------------
                           NET CASH USED IN INVESTING ACTIVITIES            (2,568,773)        (4,215,868)        (3,625,194)
                                                                        --------------   ----------------   ----------------

               CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from notes payable                                15,000,000         19,000,000         19,500,000
                 Payments of long-term cablecast rights obligations         (4,461,479)        (4,320,370)        (6,856,592)
                 Proceeds from issuance of common stock                             70                  0                  0
                                                                        --------------   ----------------   ----------------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES        10,538,591         14,679,630         12,643,408
                                                                        --------------   ----------------   ----------------

               NET INCREASE (DECREASE) IN CASH AND CASH
                   EQUIVALENTS                                                 134,806         (1,263,818)           382,178

               CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   539,371          1,803,189          1,421,011

               CASH AND CASH EQUIVALENTS - END OF YEAR                  $      674,177   $        539,371   $      1,803,189
                                                                        ==============   ================   ================

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

Significant accounting policies used by the Company are described below:

REVENUE RECOGNITION

Revenues from providing programming services to cable systems and sales to advertisers are recognized on a monthly basis as the services are provided. Fees received in advance for services to be provided in the future are recorded as unearned revenue.

The Company grants credit to cable systems and advertisers upon evaluation of credit worthiness. Management periodically reviews customer account balances and establishes reserves to state such amounts at their net realizable values.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives ranging from 4-7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the related estimated useful lives of the improvement.

Maintenance and repairs of property and equipment are charged to operations, and major improvements extending the useful life are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the operations.

PROGRAMMING AND CABLECAST RIGHTS

Capitalized programming costs, film library and cablecast rights are recorded at the lower of unamortized costs or estimated net realizable value. Capitalized programming costs, film library and cablecast rights are amortized using the straight-line method, which approximates the anticipated revenue stream, over the estimated useful life or the lives of the rights agreements, respectively, in accordance with SFAS No. 63, "Financial Reporting by Broadcasters" as follows:

              Programming costs               2 years
              Film library                    11 years
              Cablecast rights                contract period

Cablecast rights for programs to be amortized within the following year are classified as current assets. The Company periodically evaluates its programming and cablecast rights for possible changes in estimated useful life or the possibility of impairment. In the event a programming or cablecast right is considered impaired, the carrying amount of such right is adjusted to its net realizable value.

ADVERTISING COSTS

Advertising and promotional costs are charged to operating expenses as incurred and amounted to $182,000, $1,279,000, and $2,828,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

            THE NOSTALGIA NETWORK, INC. NOTES TO FINANCIAL STATEMENTS

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record stock-based employee compensation plans at their fair value. The Company has elected to account for stock-based employee compensation using the intrinsic-value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price an employee must pay to acquire the stock.

FAIR VALUE ON FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash, accounts receivable, notes payable and accounts payable approximate fair value due to the short maturities of these instruments.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

The net loss per common share--basic and diluted is computed by dividing the net loss for the period by the weighted average number of shares outstanding. Convertible preferred stock, outstanding stock warrants and options are not included in the diluted calculation because their effect would be anti-dilutive.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Certain cash balances are in excess of insured amounts.

RISKS AND UNCERTAINTIES

The Network competes with other programmers for access to limited channel space and must also compete with other programmers for viewers. Based on the decline of sales, resulting primarily from providing free carriage to affiliates, and increases in operating expenses, the Company is dependent on financing from Crown Communications Corporation ("Crown")and Concept Communications, Inc. ("Concept")or other outside sources to fund operations.

USE OF ESTIMATES

In preparing financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investment by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 during the first quarter of 1998 and has no items of comprehensive income to report for the years ended December 31, 1999 and 1998.

SEGMENT REPORTING

Statement of Financial Accounting Standards No 131 (SFAS 131), "Disclosure about Segments of a Business Enterprise" requires companies to report information about operating segments. SFAS 131 also requires disclosures regarding products and services, geographic areas and major customers. The Company is engaged in one line of business, the operation of GoodLife TV Network, and therefore reports as one operating segment.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the required implementation date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS

Certain 1998 and 1997 amounts have been reclassified to conform to the current presentation.

1.   MANAGEMENT STATEMENT

In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures are intended to address short term operating requirements, but do not address the more critical long-term growth needs for the Network. In order to grow, the Network needs to increase its Affiliate base which, in turn, should increase the subscriber base allowing the Network to increase its advertising rates as well as Affiliate revenues.

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

A critical component to the Network's growth is to continually brand and improve the quality of programming and the Network's on-air look. Original programming is a key to such branding, as it allows the consumer to differentiate the Network from other networks. The Network has continued to produce new original programming reflecting the American culture and traditional values

1.   MANAGEMENT STATEMENT (CONCLUDED)

of its Boomer and over audience. The Network reflects the "good life state of mind" of its audience in its mix of entertainment and information programs. GTV DanceSport showcases the sport of ballroom dance competitions, a dance form popular with past generations that has become all the rage with today's generation. The Network covers major dance competitions, including the national championship in Miami. This exciting program showcases not only the champion in each class, but also provides insight into the techniques and fine points of competition. Cafe DuArt, features impressionist/comedian Louise DuArt, providing cabaret music, comedy and a humorous slice of life set in a New York cabaret club. The Real Me Autobiographies, features prominent guests recounting their life's stories in their own words, surrounded by friends and family. Cookbook Cooking with Christopher Kent, features the Network's Flea Market Movie host, Christopher Kent, who also is an accomplished chef, preparing dishes from famous cookbooks. The Bull & The Bear provides stock market reports by a "Siskel and Ebert-type" pair of hosts. More Money with The Dolans starring Ken and Daria Dolan, the First Family of Finance, offers practical financial advice for everyday Americans. The Network, in searching for creative, new original programming for prime time in the year 2000 produced a number of pilots. One of these pilots is Heroes & Sheroes, which profile ordinary people who manage to do the extraordinary and transform the lives of the people they touch. The other pilot, American Couples, hosted by esteemed television journalist Nancy Glass, is an hour-long show which celebrates the family values, love, commitment and partnership of famous couples.

In addition to its new original programming, the Network continues to offer its viewers classic off network television series. The Network currently airs, Bonanza, The Love Boat, Make Room for Daddy and The Adventures of Ozzie and Harriet. The Adventures of Ozzie & Harriet and Make Room for Daddy are being telecast each weekday evening under the umbrella title of American Families. Hosted by Nancy Glass, this unique series juxtaposes members of contemporary families against the classic TV families; we see how today's parents and children deal with age-old issues that Ozzie Nelson and Danny Thomas wrestled with. In Flea Market Movie, short segments are added to commercial breaks where the Network's collectibles aficionado, Christopher Kent, dispenses his wit and wisdom about all sorts of collectable items. The GTV Variety Hour features classic variety programs such as Tony Orlando and Dawn, Leslie Uggams, The Lennon Sisters and others. American Soldier features interviews with veterans, focusing on their wartime experiences, which are wrapped around three classic dramatic television shows: Combat!, Twelve O'clock High and Garrison's Gorillas.

Since 1990, Crown and Concept have been the principal source of the Company's capital. Crown and Concept have invested $2,300,000 and provided $85,781,000 in financing since 1994, including $15,000,000 loaned by Crown to the Company in 1999. Additionally, Crown has provided $3,750,000 in debt financing to the Company since January 1, 2000 and also has committed to provide, as needed, an additional $11,250,000 in debt or equity financing during the balance of the calendar year. The Company believes that these funds will be sufficient to satisfy its operating needs for 2000.

In October 1999, the Company announced that it had received and accepted an offer from Crown to enter into a cash merger which, if consummated, would result in the elimination of the Company's publicly-held shares of common stock and constitute a going-private transaction within the meaning of Section 13(e)(3) of the Securities Exchange Act of 1934. Crown and Concept, which is majority-owned by Crown, in the aggregate are the beneficial owners of 70.3% of the Company's issued and outstanding shares of common stock.

Upon receipt, Crown's offer was referred to and reviewed by a committee of the Company's independent directors which recommended that the offer be accepted. The Company's Board of Directors voted to accept Crown's offer and to authorize the negotiation of definitive documentation for the merger. Consummation of the merger remains contingent upon, among other things, the approval of the Company's stockholders. Crown has indicated that it and its affiliates will vote in favor of the merger.

The Company also continued in its analysis of, and efforts to seek, a strategic alliance. The Company has had contact with several possible strategic partners, but no serious discussions have occurred. There can be no assurance that the Company will be able to obtain a strategic partner, or that any strategic partner will be willing to invest the sums required by the Company in order to continue to grow the Network's subscriber base. It is anticipated that following the merger, the business and operations of the Company will be continued substantially as currently conducted for the immediate future. Crown and Concept have informed the Company that they intend to reevaluate the business and operations of the Company following the merger and take such actions with respect to the future business and operations of the Company as they deem appropriate. Although there are no definitive plans or agreements in place, Crown and Concept may cause the Company to enter into joint venture or other agreements with other business entities after the merger.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.   PROPERTY AND EQUIPMENT

Major classifications of property and equipment and their respective estimated service lives are summarized below:

                                                           1999                1998
                                                     ----------------   ---------------
                   Transponder                       $     1,427,968    $     1,427,968   12 years
                   Machinery and equipment                 1,450,011          1,397,333   5 to 7 years
                   Furniture and fixtures                    289,460            299,890   5 to 7 years
                   Leasehold improvements                     99,780             99,780   5 years
                                                     ---------------    ---------------
                                                           3,267,219          3,224,971
                   Accumulated depreciation
                     and amortization                     (2,295,112)        (2,033,092)
                                                     ---------------    ---------------
                                                     $       972,107    $     1,191,879
                                                     ===============    ===============

Depreciation expense included in Finance, General and Administrative expenses was approximately $276,000, $286,000 and $310,000 for 1999, 1998 and 1997,
respectively.

3.   PROGRAMMING AND CABLECAST RIGHTS

Prime time series consist of broadcast licenses for classic television series and other programming acquired from various film studios or other sources. Original programs consist of series or specials developed and produced by the Network. Music programs include musical series or specials both those produced by the Network and those acquired or licensed from third parties. The film library consists of vintage feature films, interstitial material and other programming produced and/or owned by the Network. Film rights included broadcast licenses for films and specialty programming. Other programming and cablecast rights include productions and post-production costs as well as costs to duplicate and edit programs and interstitial materials for broadcasting.

                                                                   1999                1998
                                                           ------------------  -----------------
                    Prime time series:                     $      20,803,500   $     14,578,500
                    Original programs                             10,436,229          8,047,753
                    Music programs                                 1,551,207          1,537,095
                    Film library                                   1,266,667          1,266,667
                    Other                                          1,636,492          1,525,409
                                                           -----------------   ----------------
                                                                  35,694,095         26,955,424

                    Less accumulated amortization                (25,607,399)       (16,867,295)
                                                           -----------------   ----------------
                                                           $      10,086,696   $     10,088,129
                                                           =================   ================
                    Consisting of:
                         Current                           $       7,105,280   $      7,300,000
                          Long term                                2,981,416          2,788,129
                                                           -----------------   ----------------
                                                           $      10,086,696   $     10,088,129
                                                           -----------------   ----------------

Estimated future amortization of programming and cablecast rights and maturities of related long-term obligations are approximately as follows:

                             YEAR                        2000            2001           2002
                 --------------------------------   --------------   -----------     ----------
                       Amortization                 $    7,105,280   $2,836,973      $144,443
                       Obligation maturities        $    4,810,822   $2,005,164      $130,000

The Company acquired or produced the following rights and materials during the years ended December 31,

                                           1999             1998             1997
                                      --------------   --------------   --------------
             Prime time series        $    6,225,000   $      255,000   $   1,073,500
             Original programs             2,388,476        4,162,100       3,532,600
             Music programs                   14,112                -       1,185,500
             Other                           111,083          592,000         254,700
             Film rights                           -                -               -
                                      --------------   --------------   -------------
                                      $    8,738,671   $    5,009,100   $   6,046,300
                                      ==============   ==============   =============

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

4.   NOTES PAYABLE TO RELATED PARTIES

NOTES PAYABLE CONSISTS OF THE FOLLOWING:

                                                                                                         1999           1998
                                                                                              -------------------------------------
    Notes payable to Crown Communications Corporation bearing interest at
    8.50% per annum, compounded monthly, and minimum monthly interest payment of $55,000 payable commencing on January 31, 2000 through December 31,
    2000. The principal balance with remaining unpaid interest is due on
    January 1, 2001.                                                                          $   63,997,292        $          --

    Notes payable to Concept Communications, Inc. bearing interest at 8.50% per annum, compounded monthly, and minimum monthly interest payment of $5,000 payable commencing on January 31, 2000 through December 31, 2000.  The principal balance
    with remaining unpaid interest is due on January 1, 2001.                                     21,783,608                   --

    Notes payable to Concept Communication, Inc. bearing interest approximating 7.75%
    per annum, due upon the earlier of an equity investment of not less than the amount
    of the Notes or January 1, 2000.                                                                      --           19,217,867

    Notes payable to Crown Communications Corporation bearing interest approximating 7.75% per annum, due upon the earlier of an equity investment of not less than the amount of the Notes or January 1, 2000.
                                                                                                           --           43,310,006

    Subordinated note payable to Atlantic Video in the principal amount of
    $305,000, bearing interest at the rate of 2.5% per quarter, compounded quarterly, with principal and interest payable on March 31, 2002. The note agreement contains certain restrictive covenants including limitations on liens, disposition of collateral and compliance with related contracts.
                                                                                                      305,000              305,000
                                                                                               ---------------       -------------
                                                                                               $   86,085,900        $  62,832,873
                                                                                               ---------------       -------------


On December 30, 1999, the Company issued two substitution and replacement notes to Crown and Concept Communications, Inc. ("Concept") in the amounts of $63,997,292 and $21,783,608, respectively. These notes bear interest at 8.5% and require aggregate minimum monthly interest payments of $60,000 with principal and unpaid interest due on January 1, 2001. These notes replace all previously issued notes plus unpaid interests as of December 30, 1999 and are collateralized by substantially all of the Company's assets.

As of March 20, 2000, Crown made additional loans totaling $3,750,000 to the Company bearing interest at 8.50% to 8.75%. Principal and unpaid interest on these notes are due on January 1, 2001. These loans are also secured by substantially all of the Company's assets.

5.   STOCK OPTIONS

In 1987, the Company's Board of Directors adopted an Employee Stock Option Plan (the "1987 Plan") which provided for discretionary grants to employees, officers or directors employed by the Company or its Parent, as well as other individuals who perform services for the Company. The 1987 Plan has been replaced and no further options may be granted under this Plan. A total of 12,000 options were cancelled during 1998 reducing the total outstanding options from 45,000 at December 31, 1997 to 33,500 at December 31, 1998 with option prices ranging from $0.48 to $1.25 per share. There was no activity during 1999 under this Plan.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

5.   STOCK OPTIONS (CONTINUED)

In 1990 the Company's Board of Directors adopted an Incentive and Non-qualified Stock Option Plan (the "1990 Plan") which provides for discretionary grants to employees, officers or directors of the Company. The 1990 Plan has been replaced and no further option may be granted under this Plan. As of the years ended December 31, 1999, 1998, and 1997, 175,000 options were outstanding at exercise price of $0.48 to $1.57.

In November 1995, the Company's Board of Directors authorized registration of the Company's existing stock option plans and agreements under the Securities Act of 1933 and the establishment of a new stock option plan (the "1996 Plan") which replaced the two existing plans. This action did not result in any additional shares being reserved for options.

The 1996 Plan provides for all remaining reserved shares under the 1987 and 1990 Plans to be transferred into the 1996 Plan as well as any subsequent cancellations of any options currently outstanding in the 1987 and 1990 Plans. Additionally, the 1996 Plan provides for annual "formula" grants to non-employee directors of 3,000 shares which vest over three years. The 1996 Plan was approved to provide an option plan which conforms to current securities laws and was adopted by shareholder approval at the Company's 1996 Annual Meeting. Data with respect to stock options under the 1996 Plan are as follows:

                                                                     Shares                 Options          Price
                                                                    Reserved               Outstanding      per Share
                   Outstanding at January 1, 1998                  1,053,166                 48,000      $ 0.07 - 0.27

                   Granted                                           (27,000)                27,000        0.07 - 0.27
                   Canceled                                           12,000                (12,000)       0.07 - 0.27
                   Expired from 1987 Plan                             12,000
                                                                   ---------------------------------------------------

                   Outstanding at December 31, 1998                1,050,166                 63,000      $ 0.07 - 0.27

                   Exercised                                                                 (1,000)              0.07
                   Granted                                           (27,000)                27,000               0.07
                                                                   ---------------------------------------------------

                   Outstanding at December 31, 1999                1,023,166                 89,000      $ 0.07 - 0.27
                                                                   =========               ========      =============

                   Exercisable at December 31, 1999                                          39,000      $ 0.07 - 0.27
                                                                                           ========      =============

The exercise price of stock options for all plans at December 31, 1999 ranged from $1.57 to $0.07 per share with a weighted exercise price and remaining contractual life of $0.25 and 9 years, respectively.

On May 13, 1996, the Company entered into an agreement with SQuire Rushnell to be employed as the Company's President and Chief Executive Officer. Under the terms of the agreement, the Company entered into a stock option agreement which reserves 839,840 shares of common stock at an exercise price of $0.35, which was equal to the fair market value at the date of grant. The shares vest at a rate of 25.0% each nine months and the options expire at the earliest of (a) purchase of all shares, (b) 90 days following termination of employment, or (c) May 12, 2006. At December 31, 1999, 839,840 shares were vested.

The effects of SFAS 123 are not material to the financial statements for all years presented.

On January 4, 2000, the Board of Directors approved an agreement and plan of merger with Crown. Such transaction is subject to shareholder approval. Upon consummation of this transaction, the Company will take necessary actions to terminate all outstanding stock options.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

6.   CAPITAL STRUCTURE

PREFERRED STOCK

Each share of preferred stock is convertible into 100 shares of common stock at the option of the holder thereof. Each preferred share is entitled to vote as 100 shares of common stock. Preferred stockholders are entitled to preferential rights on dividends. To date, no dividend have been declared or paid.

7.   FEDERAL INCOME TAXES

The Company has incurred net operating losses since its inception for income tax purposes. Accordingly, since realization of benefits from these losses is not assured, tax benefits were not recorded for financial statement purposes.

At December 31, 1999, the Company has unused net operating loss carryforwards which will be limited. In accordance with the Internal Revenue Code Section 382, the amount of income that can be offset by net operating losses is limited due to the change in ownership of the Company in 1993. The amount of the limitation is approximately $1,700,000 per year for losses incurred prior to the change of ownership. The net operating loss carryforwards prior to the application of the limitations are as follows:

                    1999-2000                                       87,000
                    2001                                         1,323,000
                    2002                                         3,493,000
                    2003                                         1,725,000
                    2004                                         2,424,000
                    2005                                         3,630,000
                    2006                                         2,786,000
                    2007                                         2,803,000
                    2008                                         2,218,000
                    2009                                         3,719,000
                    2010                                         8,787,000
                    2011                                        13,094,000
                    2012                                        19,644,000
                    2018                                        22,482,000
                    2019                                        22,724,000
                    ------------------------------------------------------
                    Total                                   $  110,939,000

Under the asset and liability approach specified by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise from the difference between the financial statement and income tax basis of assets and liabilities. Principal items comprising net deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                                                                 1999                1998
                                                                                         --------------------------------------
                                 Current:
                                    Allowance for doubtful accounts                      $          61,000   $         103,000
                                    Accrued liabilities and other                                   75,000              81,000
                                                                                         -----------------   -----------------
                                        Total current deferred tax assets                          136,000             184,000
                                                                                         -----------------   -----------------
                                 Long-Term:
                                    Net operating loss carryforwards                            42,157,000          29,993,000
                                    Accumulated depreciation and amortization                     (450,000)           (397,000)
                                                                                         -----------------   -----------------
                                        Total net long-term deferred tax assets                 41,707,000          29,596,000
                                                                                         -----------------   -----------------

                                        Total net deferred tax assets                           41,843,000          29,780,000
                                        Valuation allowance                                    (41,843,000)        (29,780,000)
                                                                                         -----------------   -----------------
                                        Net deferred tax asset                           $               -   $               -
                                                                                         =================   =================

Management believes that a valuation allowance is necessary due to uncertainty regarding the timing and amount of future utilization of net operating loss carryforwards.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

8.   RELATED PARTY TRANSACTIONS

OFFICE LEASES

The Company had a long term lease agreement with an affiliate of Crown and Concept. The lease agreement terminated as of November 30, 1999 and the parties have not yet re-negotiated to extend the lease. Effective December 1999, the Company is renting the office space on a month-to-month basis. Rental expense under this lease was $215,000, $194,000 and $184,600 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company leases office space from AVI on a month to month basis. Rent expense under this lease for the years ended December 31, 1999, 1998, and 1997 was approximately $47,000.

PRODUCTION AND POST PRODUCTION SERVICES

During 1997, the Company renewed its agreement with AVI, an entity of which two directors of the Company were officers and directors (including one serving as Chairman) during 1999, for studio, production and post-production services. Under the terms of the agreement, the Company is required to purchase a minimum number of hours of such services during each year at specified rates. The Company has agreed to pay a minimum monthly flat fee of $50,000. If the Company does not actually purchase $50,000 of services in a month, the differences can be used as credits for future months when actual expenses exceed the $50,000. Such credit can be applied within the next twelve consecutive months from the month of its origination. The aggregate balance of the credits may not exceed $75,000 at any time. This agreement also provides for master control and uplink services for a flat rate of $43,000 per month. Services rendered to the Company under this agreement amount to $1,126,000, $1,397,000 and $1,525,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.   COMMITMENTS AND CONTINGENCIES

LITIGATION

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

On February 8, 2000, a lawsuit was filed in the United States District Court for the Southern District of New York making claims against the Company for breach of contract, interference with contractual relations and business disparagement and injurious falsehood. The Company intends to vigorously defend all claims and file appropriate counterclaims for damages against the plaintiff. The outcome and the extent of potential liability are unknown at this time.

EMPLOYMENT AGREEMENTS

On July 1, 1999, the Company entered into an employment agreement with its President for one year with an automatic renewal for one year unless terminated by either party. The agreement provides for an annual salary of $270,000, increasing at a rate of 20.0% for the renewal term. The agreement also provides for an annual benchmark bonus of $80,000 ($100,000 in any renewal term), payable quarterly upon meeting or exceeding certain budgetary goals. The agreement also provides for alternative benchmark bonuses under certain circumstances where some, but not all, criteria applicable to the benchmark bonus have been met.

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

TRANSPONDER

The Company leases satellite transponder space and services on a 24-hour per day basis. In connection with the Company's satellite transponder, which launched March 1994, a launch protection fee of $1,000,000 was paid and interest costs of $284,000 were capitalized along with other costs to acquire the transponder. The basic monthly rate is $205,400 for a term spanning the life of the satellite, which is estimated to be 12 years. Expense for satellite transponder space and services was $2,404,800, for 1999, 1998 and 1997.

OFFICE, STUDIO, AND EQUIPMENT

The Company conducts operations from leased premises which include studio, office, sales and storage facilities. The Company also leases certain production and communication equipment. Generally, the leases provide for renewal for various periods at stipulated rates. Some of the leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises.

Lease expense for premises and equipment for 1999, 1998 and 1997, which consisted entirely of minimum rentals, was $274,000, $280,000 and $273,000, respectively. Approximate minimum rental commitments under all non-cancelable leases, including the transponder lease having terms in excess of a year, are as follows:

                   YEAR ENDING                    FACILITY                TRANSMISSION                 TOTAL
                   DECEMBER 31,                   LEASES                     LEASES
----------------------------------------------------------------------------------------------------------------
                          2000                    29,000                    2,913,000                  2,942,000
                          2001                    29,000                    2,892,000                  2,921,000
                          2002                    30,000                    2,885,000                  2,915,000
                          2003                    21,000                    2,885,000                  2,906,000
                          2004                                              2,885,000                  2,885,000
                    Thereafter                      -                      10,426,000                 10,426,000
                                            ------------                   ----------                 ----------
                                             $   109,000                   24,886,000                 24,995,000
                                            ============                 ============                ===========

RATING SERVICE CONTRACT

In 1995, the Company contracted with a service that provides ratings, reports, analysis reports, demographic reports and other special reports. The agreement covered a minimum period of 5 years and required a monthly base charge of approximately $40,000. In November 1999, the Company renegotiated the service agreement to receive partial services throughout the remaining contract term at approximately $9,000 per month.

MAJOR CUSTOMERS

During 1999, 1998, and 1997, three major customers accounted for approximately 35.0%, 28.0%, and 10.0%, respectively, of total revenues.

10.  STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                       1999            1998           1997
----------------------------------------------------------------------------------------------
               Cash paid during the year for:
                Interest                           $    720,000  $    660,000   $    635,000
                Income taxes                               None          None           None

                           THE NOSTALGIA NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

10.  STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

FISCAL 1999

Programming acquisition totaling $6,225,000 were financed through vendor debt obligation.

Interest accrued and payable to Concept and Crown in the amounts of $2,565,740 and $5,687,286, respectively, were re-capitalized into notes payable as part of February 1, 1999, March 27, 1999 and December 30, 1999 re-financings of debt owed to Crown and Concept.

FISCAL 1998

Programming acquisitions totaling $830,000 were financed through vendor debt obligations.

Interest accrued and payable to Concept and Crown in the amounts of $1,105,673 and $1,310,006, respectively, were re-capitalized into notes payable as part of a March 31, 1998 re-financing of debt owed to Crown and Concept.

FISCAL 1997

Programming acquisitions totaling $2,659,000 were financed through vendor debt obligations.

Interest accrued and payable to Concept in the amount of $1,612,194 was re-capitalized into a note payable as part of a March 31, 1997 refinancing of debt owed to Crown and Concept.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

Board of Directors of The Nostalgia Network, Inc.

In connection with our audit of the financial statements of The Nostalgia Network, Inc. in our report dated March 3, 2000, which is included in Form 10-K for the year ended December 31, 1999, we have also audited Schedule II for the year then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                        /s/ GRANT THORNTON LLP


Vienna, Virginia
March 3, 2000

                           THE NOSTALGIA NETWORK, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                      BALANCE AT       CHARGED TO    CHARGED TO                   BALANCE AT
                                                      BEGINNING         COSTS AND      OTHER       DEDUCTIONS       END OF
                      DESCRIPTION                      OF YEAR          EXPENSES      ACCOUNTS        (1)            YEAR
-------------------------------------------------   -----------------------------------------------------------------------------
Year ended December 31, 1997
  Allowance for doubtful accounts receivable         $    1,154,000    $    102,000      $  -    $      789,000   $      467,000
                                                     ==============    ============      ====    ==============   ==============

Year ended December 31, 1998
  Allowance for doubtful accounts receivable         $      467,000    $    534,000      $  -    $      699,000   $      302,000
                                                     ==============    ============      ====    ==============   ==============

Year ended December 31, 1999
  Allowance for doubtful accounts receivable         $      302,000    $    523,000      $  -    $      664,000   $      161,000
                                                     ==============    ============      ====    ==============   ==============

(1)  UNCOLLECTIBLE ACCOUNTS WRITTEN OFF.