Form 10-Q
period 2000-03-31
NOSTALGIA NETWORK INC
filed 2000-05-15
CIK 747178

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000.

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

                                                                  YES [X] NO [ ]

The number of shares of the Registrant's Common Stock, $.04 par value as of the close of the period covered by this Report was 20,275,370.

================================================================================

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheet as of
              March 31, 2000 and December 31, 1999                                3

              Statements of Operations
              For the Three Months Ended March 31, 2000 and 1999                  4

              Statements of Cash Flows
              For the Three Months Ended March 31, 2000 and 1999                  5

              Notes to Financial Statements                                       6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     7 - 12

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

PART II.      OTHER INFORMATION                                                   12

Item 1.       Legal Proceedings                                                   12

Item 2.       Changes in Securities and Use of Proceeds                           12

Item 3.       Default upon Senior Securities                                      12

Item 4.       Submission of Matters to a Vote of Security Holders                 12

Item 5.       Other Information                                                   12

Item 6.       Exhibits and Report on Form 8-K                                     12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS

                                                                         (Unaudited)           December 31,
                                                                        March 31, 2000            1999
                                                                        --------------        -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $1,070,601              $674,177
     Accounts receivable, less allowance of $139,800
         and $161,000, respectively                                           669,882               826,588
     Prepaid expenses                                                          68,002               114,096
     Programming and cablecast rights                                       5,524,589             7,105,280
                                                                        -------------         -------------

                Total current assets                                        7,333,074             8,720,141

Programming and cablecast rights, net                                       3,078,689             2,981,416
Property and equipment, net                                                   913,387               972,107
Deposits                                                                       49,431                49,430
                                                                        -------------         -------------

                Total assets                                              $11,374,580           $12,723,094
                                                                        =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES
     Current maturities of programming and cablecast fees                  $3,957,117            $4,810,822
     Accounts payable -- Trade                                              1,097,010             1,172,475
                   -- Related parties                                          35,142                32,191
     Accrued expenses and other liabilities                                   396,367               531,341
     Unearned income                                                          207,444               221,016
                                                                        -------------         -------------
                Total current liabilities                                   5,693,080             6,767,845
                                                                        -------------         -------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES:
     Programming and cablecast fees                                         1,405,787             2,135,164
     Notes payable to related parties                                      89,835,900            86,085,900
     Accrued interest payable - Related parties                             2,022,256               330,463
                                                                        -------------         -------------

               Total Long-term liabilities                                 93,296,943            88,551,527
                                                                        -------------         -------------
               Total liabilities                                           98,957,023            95,319,372
                                                                        -------------         -------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' DEFICIT
     Preferred stock, convertible: $2 par value, 125,000 shares,
         Authorized, 3,250 issued and outstanding                               6,500                 6,500
     Common stock: $0.04 par value, 30,000,000 shares
         authorized, 20,275,370 shares issued
         and outstanding                                                      811,015               811,015
     Additional paid-in capital                                            30,213,584            30,213,584
     Deficit                                                             (118,613,542)         (113,627,377)
                                                                        -------------         -------------

               Total stockholders' deficit:                               (87,582,443)          (82,596,278)
                                                                        -------------         -------------

               Total liabilities and stockholders' deficit:               $11,374,580           $12,723,094
                                                                        =============         =============

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Three Months
                                                               Ended March 31,
                                                      ---------------------------------
                                                          2000                 1999
                                                      ------------         ------------
OPERATING REVENUES:
      Affiliate revenues                                  $551,305             $548,215
      Advertising sales revenues                           830,207              791,421
      Other                                                203,084                    -
                                                      ------------         ------------

           Total operating revenues                      1,584,596            1,339,636
                                                      ------------         ------------

OPERATING EXPENSES:
      Programming, production and transmission           1,181,283            1,201,507
      Programming amortization                           2,158,000            2,119,020
      Sales and marketing                                  524,142              989,667
      Finance, general and administration                  875,552            1,061,575
                                                      ------------         ------------

           Total operating expenses                      4,738,977            5,371,769
                                                      ------------         ------------

LOSS FROM OPERATIONS:                                   (3,154,381)          (4,032,133)
                                                      ------------         ------------

OTHER (EXPENSE) INCOME:
           Interest and other, net                      (1,831,784)          (1,340,305)
                                                      ------------         ------------

LOSS BEFORE PROVISION FOR
FEDERAL INCOME TAXES                                    (4,986,165)          (5,372,438)

PROVISION FOR FEDERAL INCOME TAXES                               -                    -
                                                      ------------         ------------

NET LOSS                                               $(4,986,165)         $(5,372,438)
                                                      ============         ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $(0.25)              $(0.26)
                                                      ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     20,275,370           20,274,371
                                                      ============         ============

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                              -------------------------------
                                                                 2000                1999
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $(4,986,165)        $(5,372,439)
     Adjustments to reconcile net loss to net cash
      Used in operating activities:
         Depreciation and amortization                          2,227,315           2,190,419
         Provision for losses on accounts receivable              122,020             174,000
         Loss on disposal of property and equipment                   450                   -
     Net change in operating assets and liabilities:
         Decrease (Increase) in accounts receivable                34,686            (206,758)
         Decrease in prepaid expenses & other assets               46,094              40,082
         Decrease in accounts payable                             (72,514)           (661,356)
         Increase in accrued expenses
          and other liabilities                                 1,543,247           1,177,945
                                                              -----------         -----------

             Net cash used in operating activities             (1,084,867)         (2,658,107)
                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of programming and cablecast rights           (674,582)           (280,164)
         Purchases of property and other assets                   (11,045)                  -
                                                              -----------         -----------

             Net cash used in investing activities               (685,627)           (280,164)
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment of long-term obligations                    (1,583,082)         (1,316,714)
         Proceeds from notes payable - related parties          3,750,000           8,000,000
                                                              -----------         -----------

             Net cash provided by financing activities          2,166,918           6,683,286
                                                              -----------         -----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                    396,424           3,745,015

CASH AND CASH EQUIVALENTS - BEGINNING                             674,177             539,371
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS - ENDING                             $1,070,601          $4,284,386
                                                              ===========         ===========

                           The Nostalgia Network, Inc.


                          NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of the Nostalgia Network, Inc. (the "Company") filed with the Securities and Exchange Commission on March 30, 2000, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash and cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On December 31, 1999, the Company issued two substitution and replacement notes to Crown Communications Corporation ("Crown") and Concept Communications, Inc. ("Concept" and, together with Crown, the "Majority Stockholders") in the amount of $63,997,292 and $21,783,608, respectively, at an interest rate of 8.5%, each due January 1, 2001. These notes require minimum monthly interest payments aggregating to $60,000 and replace previously issued notes in the principal amounts of $61,071,503 and $20,598,036 plus $2,925,789 and $1,185,572 in accrued and unpaid interest, respectively. On January 31, 2000, March 09, 2000 and March 21, 2000, the Company issued three promissory notes to Crown in the principal amounts of $1,250,000 each, at an interest rate of 8.5%, each due January 1, 2001. These notes are secured by substantially all of the Company's assets pursuant to certain security agreements between the Majority Stockholders and the Company.

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

For a discussion of the risks that may have an impact on the Company's results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

Results of Operations

Total revenues increased by $244,960, or 18.3% (from $1,339,636 to $1,584,596)
for the three months ended March 31, 2000 (the "2000 Quarter") compared to the three months ended March 31, 1999 (the "1999 Quarter"). The increase resulted principally from the sale of available radio spot airtime, which originally were acquired in 1999.

Overall advertising sales revenues increased $38,786, or 4.9% (from $791,421 to $830,207). Infomercial sales decreased $217,828, or 55.1% (from $395,278 to $177,450). The decrease in infomercial revenue was due to the Company's decision to shift from selling infomercial time during the overnight block to selling Nested programs, which combine all of the available time during the overnights and allow the Company to sell it as a block of time which has been designated as Nested programs. Nested programs amounted to $325,350, for the 2000 Quarter. Revenues from national spot ads decreased $157,463 or 100.0% (from $157,463 to $0). This was primarily as a result of the Company's decision to discontinue the sale of national spot advertising and expand the inventory of advertising hours for Infomercial and direct response advertising. Other revenue increased by $203,084, or 100.0% (from $0 to $203,084) primarily as a result of the sale of available radio spot airtime, which originally were acquired in 1999.

Affiliate revenues increased by $3,090, or .6% (from $548,215 to $551,305), primarily as a result of some c-band customers that became billable during the 2000 Quarter. The length of each contract varies, but generally ranges from three to five years. Certain of the Company's affiliate contracts have expired and carriage is currently provided on a month-to-month basis. Many of these affiliates have declined to enter into new contracts until their plans for channel expansion are completed. As a result of intense competition among cable networks for this reduced number of channels, the Company's per subscriber fees from affiliates may decline.

The Company believes that baby boomer and older adults are a valuable market, which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30.0% of the population in 2000. As the technological front continues to change, the Company believes that its best approach is to further brand the Company's television programming service, GoodLife TV Network (the "Network"), and build consumer awareness of the Network. In furtherance of this goal, the Company is actively pursuing development of new original programming specifically targeted to Boomers and over which will be unique to the Network. The Company believes that investment in the Network programming and consumer awareness will provide a greater long-term benefit than diverting funds for short-term launch opportunities.

Operating expenses, net of $674,582 in capitalized programming costs in the 2000 Quarter, compared to $280,164 in the 1999 Quarter, decreased by $632,808, or 11.8% (from $5,371,769 to $4,738,961). This decrease was primarily a result of a decrease of $465,525, or 47.0% (from $989,667 to $524,142) in sales and marketing costs, a decrease of $186,023, or 17.5% (from $1,061,575 to $875,552)
in finance, general and administrative costs, a decreases of $20,224, or 1.7% (from $1,201,507 to $1,181,283) in programming, production and transmission costs, offset by an increase in programming amortization of $38,980, or 1.8% (from $2,119,020 to $2,158,000).

Sales and marketing costs decreased by $465,525, or 47.0% (from $989,667 to $524,142). Salaries and wages decreased by $179,928, or 46.9% (from $383,447 to $203,519). Travel and entertainment expenses decreased by $15,705, or 31.4% (from $50,055 to $34,350). These decreases were primarily due to the departure of personnel from positions, which have not yet been replaced. Convention expenses increased by $38,538, or 287.9% (from $13,387 to $51,925). Advertising expenditures increased by $2,972, or 21.8% (from $13,638 to $16,610). Both of these increases were due to the Company's efforts to build consumer awareness of the Network. Professional fees decreased by $82,935 or 56.7% (from $146,385 to $63,450) primarily as a result of reduced expenditures on the Network's affinity and new media efforts, as well as bringing the Network's public relations operations in house.

Programming, production and transmission costs, net of $674,582 in capitalized programming costs in the 2000 Quarter compared to $280,164 in the 1999 Quarter, decreased by $20,224, or 1.7% (from $1,201,507 to $1,181,283) primarily as a result of a combination of decreased costs in net programming costs of $53,212, or 20.7% (from $256,235 to $203,023), decreased programming, production and traffic costs of $11,340 or 9.0% (from $126,132 to $114,792), offset by increased transmission costs of $44,329 or 5.4% (from $819,139 to $863,468).

Programming amortization costs increased by $38,980, or 1.8% (from $2,119,020 to $2,158,000) primarily as a result of higher overall accumulated costs for original programming incurred in prior years. The Company expects to incur additional increases in future programming and studio production costs as a consequence of upgrading the Network's programming and the creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term, but management believes they are critical to the Company's long-term survival and growth.

The Company continues its schedule of new and original productions in 2000, including: GTV DanceSport, which spotlights the rapidly growing trend of ballroom and performance dancing, which is slated to become a recognized Olympic sport; American Couples, hosted by esteemed television journalist Nancy Glass, which is an hour long show celebrating the family values, love, commitment and partnership of famous couples; Heroes & Sheroes, which profiles ordinary men and women who have performed heroic tasks for the benefit of their fellow man; American Families hosted by Nancy Glass, which juxtaposes members of contemporary families against the classic TV families of The Adventures of Ozzie and Harriet and Make Room for Daddy; Flea Market Movie, where collectibles aficionado, Christopher Kent, appraises viewer's attic treasures during movie breaks; The Cookbook Show which features the Network's Flea Market Movie host, Christopher Kent, who also is an accomplished chef, preparing dishes from famous cookbooks, More Money with the Dolans, starring Ken and Daria Dolan, the "first family of finance," which provides an entertaining program on money issues; The Bull and the Bear, in which a "Siskel and Ebert" type pair of hosts, Llewellyn King and Linda Gasparello, provide stock market reports; The Real Me Autobiographies, which recounts true stories of famous people in their own words; and American Soldier, which features interviews with World War II veterans as wraparounds to the dramatic series, Combat!, Garrison's Gorillas and 12 O'clock High.

Finance, general and administrative costs decreased by $186,023, or 17.5% (from $1,061,575 to $875,552). This decrease primarily was a result of decreases in legal and professional fees of $54,421, or 37.3% (from $145,915 to $91,494), decreases in bad debt expenses of $51,980, or 29.9% (from $174,000 to $122,020), decreases in consolidation and retention costs of $106,861, or 55.2% (from $193,762 to $86,901) and decreases in travel and entertainment costs of $4,383, or 20.3% (from $21,547 to $25,930). These decreases were partially offset by increases in rent and lease expense of $14,850, or 26.8% (from $55,290 to $70,140), and salaries, taxes and benefits of $34,655, or 14.9% (from $232,614 to $267,269). These decreases resulted from the Company's decision in March 1999 to more closely align its sales and marketing activities by consolidating these efforts at the Company's headquarters in Washington, D.C.

As a result of increased revenues, decreased programming, production, and transmission costs, decreased sales and marketing costs, decreased finance, general and administration costs, offset partially by increased programming amortization costs, the Company's loss from operations decreased $632,792, or 11.8% (from $5,371,769 to $4,738,977).

Other income (expense) increased $491,479, or 36.7% (from ($1,340,305) to ($1,831,784)) primarily as a result of interest on additional borrowings. As a result of decreased loss from operations and increased other expense, net loss decreased by $386,373, or 7.2% (from $5,372,438 to $4,986,165).

Liquidity and Capital Resources

Cash increased from $674,177 at December 31, 1999 to $1,070,601 at March 31, 2000, principally due to $3,750,000 in financing received in the 2000 Quarter, offset by cash outlays to cover increased operating losses and repayments of certain debts. Working capital decreased from $1,952,296 at December 31, 1999 to $1,639,994 at March 31, 2000, principally as a result of a decrease in current programming and cablecast rights. Cablecast rights have decreased by $1,483,418, or 14.7%, since December 31, 1999 as a result of amortization of the Network's investment in its primetime line-up. Total liabilities increased primarily due to $3,750,000 in additional financing.

Cash used in operating activities decreased $1,573,240, or 59.2% (from $2,658,107 to $1,084,867) for the 2000 Quarter compared to the 1999 Quarter, principally as a result of decreases in accounts payable and improved collections on accounts receivable.

Cash used in investing activities increased $405,463, or 144.7% (from $280,164 to $685,627) principally due to an increase in the purchase of programming and cablecast rights of $394,418.

Cash flows from financing activities decreased $4,516,368, or 67.6% (from $6,683,286 to $2,166,918) due principally to decreased financing of $4,250,000, or 53.1% (from $8,000,000 to $3,750,000), offset by increased repayment of long-term obligations of $266,368, or 20.2% (from $1,316,714 to $1,583,082).

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

Since 1990, Crown and Concept have been the principal source of the Company's capital. Crown and Concept have invested $2,300,000 and provided $85,781,000 in financing since 1994, including $15,000,000 loaned by Crown to the Company in 1999. Additionally, between January 1, 2000 and May 5, 2000, Crown has provided $5,000,000 in debt financing to the Company, and has committed to advance, as needed, an additional $10,000,000 in debt or equity financing during the balance of the calendar year. The Company believes that these funds will be sufficient to satisfy its operating needs for 2000. In connection with the borrowings, the Company has entered into a security agreement pledging substantially all the Company's assets as security for its indebtedness to Crown and Concept.

On October 8, 1999, Crown delivered to the Company the terms of a proposed merger (the "Merger"), which, if consummated, would result in the elimination of the Company's publicly-held shares of common stock and constitute a going-private transaction within the meaning of Section 13(e)(3) of the Securities Exchange Act of 1934. Upon receipt, Crown's offer was referred to and reviewed by a committee of the Company's independent directors, which, after reviewing the offer, recommended to the Company's Board of Directors that the offer be accepted.

On October 21, 1999, the Board of Directors determined that the proposed Merger was fair to, and in the best interests of, the Company and its stockholders and approved the Merger proposal subject to the negotiation of mutually satisfactory definitive documentation. A merger agreement was executed by the Company on January 7, 2000 and by NNI Acquisition Corporation ("Acquisition"), a Delaware corporation wholly-owned by Crown and Concept, on January 11, 2000. Consummation of the merger remains contingent upon, among other things, approval of the Merger by the Company's stockholders.

In January 2000, Crown and Concept transferred their respective shares of the Company's common stock and preferred stock to Acquisition, which was formed to facilitate the merger. Crown and Concept retain beneficial control of the transferred shares, as Acquisition is wholly-owned by Crown and Concept. Crown and Concept have indicated that they will cause the shares held by Acquisition to be voted in favor of the Merger.

It is anticipated that following the Merger, the business and operations of the Company will be continued substantially as currently conducted for the immediate future, including the Company's continuing analysis of and efforts to seek a strategic alliance. The Company has had contact with several possible strategic partners, but no serious discussions have occurred. There can be no assurance that the Company will be able to obtain a strategic partner, or that any strategic partner will be willing to invest the sums required by the Company in order to continue to grow the Network's subscriber base. Crown and Concept have informed the Company that they intend to reevaluate the business and operations of the Company following the merger and take such actions with respect to the future business and operations of the Company as they deem appropriate. Although there are no definitive plans or agreements in place, Crown and Concept may cause the Company to enter into joint ventures or other agreements with other business entities after the Merger.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.  None.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       The Marlin Entertainment Group, Ltd. v. The Nostalgia Network, Inc. and Jay Garfinkel. On February 8, 2000, a complaint was filed in the United States District Court for the Southern District of New York making claims against the Company for breach of contract, interference with contractual relations, business disparagement and injurious falsehood. The Company believes the allegations of the complaint are without merit, intends to defend vigorously all claims and has filed a counterclaim for damages against the plaintiff. The Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

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

Dated:  May 15, 2000


                                     THE NOSTALGIA NETWORK, INC.


                                     By: /s/SQuire D. Rushnell
                                         ---------------------------------------
                                     SQuire D. Rushnell, President and
                                     Chief Executive Officer


                                     By: /s/ Diane C. Fuller
                                         ---------------------------------------
                                     Diane C. Fuller, Chief Financial Officer
                                     and Treasurer