Form 10-Q
period 2000-06-30
NOSTALGIA NETWORK INC
filed 2000-08-14
CIK 747178

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000.

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

                                TABLE OF CONTENTS

                                                                          Page No.
                                                                          --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of
         June 30, 2000 and December 31, 1999                                  3

         Statements of Operations
         For the Three and Six Months Ended June 30, 2000 and 1999            4

         Statements of Cash Flows
         For the Six Months Ended June 30, 2000 and 1999                      5

         Notes to Financial Statements                                      6 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8 - 13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Default upon Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Report on Form 8-K                                      15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           THE NOSTALGIA NETWORK, INC.
                                 BALANCE SHEETS

                                                                           (Unaudited)              December 31,
                                                                          Jun. 30, 2000                 1999
                                                                      ----------------------    ----------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                   $1,018,593                  $674,177
     Accounts receivable, less allowance of $153,000
        and $161,000, respectively                                                  619,641                   826,588
     Prepaid expenses                                                               228,663                   114,096
     Programming and cablecast rights, net                                        4,529,461                 7,105,280
                                                                      ----------------------    ----------------------

            Total current assets                                                  6,396,358                 8,720,141

Programming and cablecast rights, net                                             3,214,851                 2,981,416
Property and equipment, net                                                         855,276                   972,107
Deposits                                                                             76,431                    49,430
                                                                      ----------------------    ----------------------

            Total assets                                                        $10,542,916               $12,723,094
                                                                      ======================    ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current maturities of programming and cablecast fees                        $3,582,275                $4,810,822
     Accounts payable -- Trade                                                      824,490                 1,172,475
                      -- Related parties                                             20,560                    32,191
     Accrued expenses and other liablilities                                        339,167                   531,341
     Unearned income                                                                362,839                   221,016
                                                                      ----------------------    ----------------------

            Total current liabilities                                             5,129,331                 6,767,845
                                                                      ----------------------    ----------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
     Programming and cablecast fees                                                 676,410                 2,135,164
     Notes payable to related parties                                            93,585,900                86,085,900
     Accrued interest payable -- Related parties                                  3,861,910                   330,463
                                                                      ----------------------    ----------------------

           Total Long-term liabilities                                           98,124,220                88,551,527
                                                                      ----------------------    ----------------------
           Total liabilities                                                    103,253,551                95,319,372
                                                                      ----------------------    ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, convertible: $2 par value, 125,000 shares
        authorized, 3,250 issued and outstanding                                      6,500                     6,500
     Common stock: $0.04 par value, 30,000,000 shares
        authorized, 20,275,370 shares issued and outstanding                        811,015                   811,015
     Additional paid-in capital                                                  30,213,584                30,213,584
     Deficit                                                                   (123,741,734)             (113,627,377)
                                                                      ----------------------    ----------------------

            Total stockholders' deficit                                         (92,710,635)              (82,596,278)
                                                                      ----------------------    ----------------------

            Total liabilities and stockholders' deficit                         $10,542,916               $12,723,094
                                                                      ======================    ======================

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three Months                     For the Six Months
                                                                  Ended June 30,                          Ended June 30,
                                                         -------------------------------        --------------------------------
                                                             2000               1999                2000                1999
                                                         -----------         -----------        ------------        ------------
OPERATING REVENUES:
         Affiliate sales                                    $496,495            $615,340          $1,047,800          $1,163,555
         Advertising sales                                 1,008,250             754,916           2,041,541           1,546,336
                                                         -----------         -----------        ------------        ------------

           Total operating revenues                        1,504,745           1,370,256           3,089,341           2,709,891
                                                         -----------         -----------        ------------        ------------

OPERATING EXPENSES:
         Programming, production and transmission          1,234,430           1,350,128           2,415,713           2,551,635
         Programming amortization                          1,890,601           2,122,042           4,048,601           4,241,062
         Sales and marketing                                 593,429             834,633           1,117,571           1,824,300
         Finance, general and administration                 917,293             802,529           1,792,845           1,864,104
                                                         -----------         -----------        ------------        ------------

           Total operating expenses                        4,635,753           5,109,332           9,374,730          10,481,101
                                                         -----------         -----------        ------------        ------------

           LOSS FROM OPERATIONS                           (3,131,008)         (3,739,076)         (6,285,389)         (7,771,210)
                                                         -----------         -----------        ------------        ------------

OTHER INCOME AND (EXPENSE)
         Interest and other - net                         (1,997,184)         (1,542,965)         (3,828,968)         (2,883,271)

                                                         -----------         -----------        ------------        ------------

NET LOSS                                                 ($5,128,192)        ($5,282,041)       ($10,114,357)       ($10,654,481)
                                                         ===========         ===========        ============        ============


LOSS PER COMMON SHARE - BASIC AND DILUTED                     $(0.25)             $(0.26)             $(0.50)             $(0.53)
                                                         ===========         ===========        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                       20,275,370          20,274,371          20,275,370          20,274,371
                                                         ===========         ===========        ============        ============

                           THE NOSTALGIA NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the Six Months
                                                                                            Ended June 30
                                                                             -----------------------------------------
                                                                                   2000                   1999
                                                                             ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                  $(10,114,357)          $(10,654,481)
        Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation                                                               139,826                142,800
            Programming amortization                                                 4,048,601              4,241,062
            Provision for losses on accounts receivable                                238,040                252,000
        Net change in operating assets and liabilities:
            Increase in accounts receivable                                            (31,093)              (418,687)
            (Increase) decrease in prepaid expenses                                   (114,567)                 8,521
            (Increase) decrease in deposits                                            (27,001)                 4,000
            Decrease in accounts payable                                              (359,616)              (584,339)
            (Decrease) increase in accrued expenses
             and other liabilities                                                    (192,175)               500,388
            Increase in accrued interest                                             3,531,448              1,668,054
            Increase in unearned income                                                141,823                217,699
                                                                             ------------------    -------------------

               Net cash used in operating activities                                (2,739,071)            (4,622,983)
                                                                             ------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchases of property and equipmernt                                       (22,996)               (49,659)
            Acquisitions of programming and cablecast rights                        (1,706,219)            (1,133,318)
                                                                             ------------------    -------------------

               Net cash used in investing activities                                (1,729,215)            (1,182,977)
                                                                             ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from notes payable - Related parties                            7,500,000             10,000,000
            Payments of cablecast rights obligations                                (2,687,298)            (2,352,241)
                                                                             ------------------    -------------------

               Net cash provided by financing activities                             4,812,702              7,647,759
                                                                             ------------------    -------------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                         344,416              1,841,799

CASH AND CASH EQUIVALENTS - BEGINNING                                                  674,177                539,371
                                                                             ------------------    -------------------

CASH AND CASH EQUIVALENTS - ENDING                                                  $1,018,593             $2,381,170
                                                                             ==================    ===================


The accompanying summary of accounting policies and notes as integral part of these financial statements.

                           The Nostalgia Network, Inc.


                          NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 filed with the United States Securities and Exchange Commission (the "Commission"), which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On December 31, 1999, the Company issued two substitution and replacement notes to Crown Communications Corporation ("Crown") and Concept Communications, Inc. ("Concept") (together the "Majority Stockholders") in the amount of $63,997,292 and $21,783,608, respectively, bearing interest at 8.5%, with the principal and unpaid interest due January 1, 2001. These notes require minimum monthly interest payments aggregating to $60,000 and replace previously issued notes in the principal amounts of $61,071,503 and $20,598,036 plus $2,925,789 and $1,185,572 in accrued and unpaid interest, respectively. On January 31, 2000, March 09, 2000 and March 21, 2000, the Company issued three promissory notes to Crown in the principal amount of $1,250,000 each, bearing interest at 8.5%. On April 14, 2000 and May 16, 2000, the Company issued two promissory notes to Crown in the principal amount of $1,250,000 each, bearing interest at 9.0%. On June 13, 2000, the Company issued one promissory note to Crown in the amount of $1,250,000, bearing interest at 9.5%. Each of these is due January 1, 2001. These notes are secured by certain Security Agreements between the Majority Stockholders and the Company, as amended.

5. In October 1999, the Company announced that it had received and accepted an offer from Crown to enter into a cash merger which, if consummated, would result in the elimination of the Company's publicly-held shares of common stock and constitute a going-private transaction within the meaning of Section 13(e)(3) of the Securities Exchange Act of 1934 (the "Exchange Act"). Crown and Concept, which is majority-owned by Crown, in the aggregate are the beneficial owners of 70.3% of the Company's issued and outstanding shares of common stock.

       Upon receipt, Crown's offer was referred to and reviewed by a committee of the Company's independent directors, which recommended that the offer be accepted. The Company's Board of Directors voted to accept Crown's offer and to authorize the negotiation of definitive documentation for the merger. Consummation of the merger remains contingent upon, among other things, the approval of the Company's stockholders. Crown has indicated that it and its affiliates will vote in favor of the merger.

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

For a discussion of the risks that may have an impact on the Company's results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 30, 2000.

Results of Operations

Total revenues increased $379,450, or 14.0% (from $2,709,891 to $3,089,341) for the six months ended June 30, 2000 (the "Period") as compared with the same period during 1999 and increased $134,489, or 9.8% (from $1,370,256 to $1,504,745) for the three months ended June 30, 2000 (the "Quarter") as compared with the same quarter during 1999, primarily as a result of selling available radio spot airtime of which a portion was acquired in 1999.

Overall advertising revenue increased $495,205 or 32.0% (from $1,546,336 to $2,041,541) for the Period and increased $253,335, or 33.5% (from $754,915 to
$1,008,250) for the Quarter. Infomercial sales decreased $412,510, or 59.5% (from $692,733 to $280,223) for the Period and decreased $194,682, or 65.4% (from $297,455 to $102,773) for the Quarter. The decrease in Infomercial revenue was due to the Company's decision to shift from selling Infomercial time during the overnight block to selling nested programs, which combines all of the available time during the overnights and allows the Company to sell it as a block of time designated for nested programs. Revenue from nested programs, which are included in conventional advertising amounted to $725,002 for the Period and $399,652 for the Quarter. Conventional advertising increased $907,715 or 106.3% (from $853,603 to $1,761,318) for the Period and increased $448,017, or 97.9% (from $457,460 to $905,477) for the Quarter. This increase was primarily as a result of a combination of the Company's decision to discontinue the sale of national spot advertising and expand the inventory of advertising hours for infomercial and direct response advertising and of selling available radio spot airtime of which a portion was acquired in 1999.

Affiliate revenues decreased by $115,755, or 9.9% (from $1,163,555 to $1,047,800) for the Period and decreased by $118,845, or 19.3% (from $615,340 to $496,495) for the Quarter. This was primarily as a result of renegotiated contracts of affiliate customers who had dropped the service. The length of each affiliate contract varies, but generally ranges from three to five years. Certain of Nostalgia's affiliate contracts have expired and carriage currently is provided on a month-to-month basis. Many of these affiliates have declined to enter into new contracts until their plans for channel expansion are completed. As a result of intense competition among cable networks for this reduced number of channels, Nostalgia's per subscriber fees from affiliates may decline.

The Company believes that baby boomer and older adults are a valuable market, which currently is not being served by any other network. Government statistics show that this demographic is the fastest growing demographic segment and will account for 30% of the population in 2000. As the technological front continues to change, the Company believes its best approach is to further brand and build consumer awareness of the Network. In furtherance of this goal, the Company is actively pursuing development of new original programming specifically targeted to boomers and over which will be unique to the Network. The Company believes that investment in the Network's programming and consumer awareness will provide a greater long-term benefit than diverting funds for short-term launch opportunities.

Operating expenses decreased $1,106,371, or 10.5% (from $10,481,101 to $9,374,730) for the Period and decreased by $473,579, or 10.2% (from $5,109,332 to $4,635,753) for the Quarter. The decrease for the Period was primarily a result of a decrease of $135,922, or 5.3% (from $2,551,635 to $2,415,713) in programming, production and transmission costs, a decrease in sales and marketing costs of $706,729, or 38.7% (from $1,824,300 to $1,117,571), a decrease in finance, general and administrative costs of $71,259, or 3.8%, (from $1,864,104 to $1,792,845). The decrease for the Quarter was primarily the result of a decrease in programming, production and transmission costs of $115,698, or 8.6% (from $1,350,128 to $1,234,430), a decrease in sales and marketing costs of $241,204, or 28.9% (from $834,633 to $593,429), offset by an increase in finance, general and administrative costs of $114,765, or 14.3% (from $802,528 to $917,293).

Programming, production and transmission costs, net of $4,048,601 and $1,890,601 in programming amortization costs for the Period and the Quarter decreased by $135,922, or 5.3% (from $2,551,635 to $2,415,713) for the Period and decreased by $115,698, or 8.6% (from $1,350,129 to $1,234,430) for the Quarter. The decrease was a result of a decrease in programming costs of $255,029, or 38.8% (from $657,298 to $402,269) for the Period, and a decrease of $201,801 or 50.3% (from $401,063 to $199,262) for the Quarter, a decrease in production and traffic costs of $27,125, or 10.9% (from $248,175 to $221,050) for the Period, and a decrease of $15,785, or 12.9% (from $122,043 to $106,258) for the Quarter. These decreases were offset by an increase in transmission costs of $146,232, or 8.9% (from $1,646,162 to $1,792,394) for the Period, and an increase of $101,903, or 12.3% (from $827,023 to $928,926) for the Quarter. Programming amortization costs decreased by $192,461 or 4.5% (from $4,241,062 to $4,048,601) for the Period and decreased $231,441 or 10.9% (from $2,122,042 to $1,890,601)
for the Quarter primarily as a result of timing changes in the Network's original production schedule and programming contracts. The Company expects to incur increases in future programming and studio production costs as a consequence of upgrading the Network's programming and the creation of new original programs. These additional future expenditures will impact adversely the Company's results of operations in the short-term, but management believes they are critical to the Company's long-term survival and growth.

The Company continues its schedule of new and original productions in 2000, including the following programs: GTV DanceSport, which spotlights a rapidly growing trend in America, ballroom and performance dancing which is slated to become a recognized Olympic sport; American Couples, hosted by esteemed television journalist Nancy Glass, an hour long show celebrating the family values, love, commitment and partnership of famous couples; Heroes & Sheroes, profiling ordinary men and women who have performed heroic tasks for the benefit of their fellow man; American Families hosted by Nancy Glass, a unique series juxtaposing members of contemporary families against the classic TV families of The Adventures of Ozzie and Harriet and Make Room for Daddy and references how today's parents and children deal with age-old issues confronting Ozzie Nelson and Danny Thomas; Flea Market Movie, with collectibles aficionado, Christopher Kent, appraising viewer's attic treasures during movie breaks; The Cookbook Show which features the Network's Flea Market Movie host, Christopher

Kent, who also is an accomplished chef, preparing dishes from famous cookbooks; More Money with the Dolans, staring Ken and Daria Dolan, the "first family of finance," which provides an entertaining program on money issues; The Bull and the Bear, featuring stock market reports by a "Siskel and Ebert" type pair of hosts, Llewellyn King and Linda Gasparello; The Real Me Autobiographies, true stories of famous people told in their own words; and American Soldier, which features interviews with World War II veterans as wraparounds to the dramatic series, Combat!, Garrison's Gorillas and 12 O'clock High.

Sales and marketing expenses decreased by $706,729, or 38.7% (from $1,824,300 to $1,117,571) for the Period and decreased $241,204, or 28.9% (from $834,633 to
$593,429) for the Quarter. Salaries, taxes and benefits decreased by $200,108, or 29.2% (from $686,269 to $486,161) for the Period and decreased by $20,160, or 6.7% (from $302,822 to $282,662) for the Quarter. Travel & entertainment decreased by $6,777, or 8.3% (from $81,326 to $74,549 for the Period and increased by $6,065, or 19.4% (from $31,271 to $37,336) for the Quarter. Other employee costs decreased by $29,306, or 99.8% (from $29,365 to $59) for the Period and decreased $17,994, or 100.0% (from $17,994 to $0) for the Quarter. These decreases were due primarily to the departure of personnel that have not been replaced. Convention expenses decreased by $10,385, or 30.9% (from $33,571 to $23,186) for the Period and decreased by $3,923, or 19.4% (from $20,184 to $16,261) for the Quarter as a result of reduced expenditures. Sales and marketing materials decreased by $38,490, or 72.7% (from $52,904 to $14,414) for the Period and decreased by $32,713, or 71.0% (from $46,050 to $13,337) for the Quarter. Marketing allowance decreased by $139,160, or 64.8% (from $214,892 to $75,732) for the Period and decreased by $46,845, or 73.3% (from $63,861 to $17,016) for the Quarter. Program guides decreased by $64,013, or 46.0% (from $139,138 to $75,125) for the Period and decreased $15,248, or 28.9% (from $52,748 to $37,500) for the Quarter. These decreases were offset partially by increases in advertising expenditures of $56,410, or 75.9% (from $74,289 to $130,699 for the Period and increased by $40,402, or 66.6% (from $60,651 to $101,053) for the Quarter as a result of the Company's efforts to build consumer awareness of the Network.

Finance, general and administrative costs decreased by $71,259, or 3.8% (from $1,864,104 to $1,792,845) for the Period and increased by $110,826, or 13.8%
(from $802,528 to $913,354 for the Quarter. The decrease was a result of a decrease in transactional expenses of $117,551, or 44.1% (from $266,123 to $148,572) for the Period and $10,690, or 14.7% (from $72,361 to $61,671) for the
Quarter, which was offset by an increase in salaries, taxes and benefits $51,316, or 9.8% (from $524,130 to $575,446) for the Period and an increase of $11,975, or 4.4% (from $270,272 to $282,247) for the Quarter as a result increases in salaries. Legal and professional fees increased by $44,425, or 16.8% (from $264,726 to $309,151) for the Period and increased by $102,125, or 92.5% (from $110,368 to $212,493) for the Quarter primarily as a result of increased audit and litigation expenses.

As a result of increased revenues ($379,450), decreased programming, production and transmission costs ($135,922), decreased programming amortization costs ($192,461), decreased sales and marketing costs ($706,729), decreased finance, general and administrative costs

($71,259), the Company's loss from operations decreased $1,485,821, or 19.1% (from $7,771,210 to $6,285,389) for the Period. As a result of increased revenues of ($134,489), decreased programming, production and transmission costs ($115,698), decreased programming amortization costs ($231,441), decreased sales and marketing costs ($241,204), offset by increased finance, general and administrative costs ($114,764), the Company's loss from operations decreased $608,068, or 16.2% (from $3,739,076 to $3,131,008), for the Quarter.

Other expenses increased $945,697 or 32.8% (from $2,883,271 to $3,828,968) for the Period and $454,219, or 29.4% (from $1,542,965 to $1,997,184) for the
Quarter, primarily as a result of interest on outstanding debt.

Liquidity and Capital Resources

Cash increased from $674,177 at December 31, 1999 to $1,018,593 at June 30, 2000, principally due to $7,500,000 in financing received in the Period, offset by cash outlays to cover operating losses and repayments of certain debts. Working capital decreased from $1,952,296 at December 31, 1999 to $1,267,027 at June 30, 2000, principally as a result of a decrease in programming and cablecast rights. Cablecast rights have decreased by $2,342,384, or 23.2% since year-end as a result of amortization of the Network's investment in its primetime line-up. Total liabilities increased primarily due to $7,500,000 in additional financing.

Cash used in operating activities decreased $1,883,912, or 40.8% from ($4,622,983 to $2,739,071) for the Period compared to the same period during 1999, principally as a result of decreases in accounts payable, improved collections on accounts receivable and reduced overall expenditures primarily in sales and marketing as a result of reductions in staff due to consolidation.

Cash used in investing activities increased $546,238, or 46.2% (from $1,182,977 to $1,729,215) due principally to increases in programming and cablecast rights of $572,901.

Cash flows from financing activities decreased $2,835,057, or 37.1% (from $7,647,759 to $4,812,702) due principally to decreased financing of $2,500,000, or 25.0% (from $10,000,000 to $7,500,000) and offset by an increase in repayment of long-term obligations of $335,057, or 14.2% (from $2,352,241 to $2,687,298).

In light of the Company's recurring losses, management is actively monitoring expenses and examining operating methods to increase efficiencies. These measures may provide short-term improvement, but do not address the more critical long-term growth needs for the Network. In order to grow, the Network needs to increase its affiliate base which, in turn, will increase the subscriber base and should allow the Network to increase its advertising rates as well as affiliate revenues. To provide for necessary future growth, management continues its focus on aggressive affiliate marketing, including consumer awareness advertising and events, prominent presence at major trade shows and new trade advertising.

Since 1990, Crown and Concept have been the principal sources of the Company's capital. Crown and Concept have invested $2,300,000 and provided $85,781,000 in financing since 1994, including $15,000,000 loaned by Crown to the Company in 1999. Additionally, between January 1, 2000 and August 4, 2000, Crown has provided $8,750,000 in debt financing to the Company and has committed to advance, as needed, an additional $6,250,000 in debt or equity financing during the balance of the calendar year. The Company believes that these funds will be sufficient to satisfy its operating needs for 2000. In connection with the borrowings, the Company has entered into a security agreement pledging substantially all the Company's assets as security for its indebtedness to Crown and Concept.

In October 1999, the Company announced that it had received and accepted an offer from Crown to enter into a cash merger which, if consummated, would result in the elimination of the Company's publicly-held shares of common stock and constitute a going-private transaction within the meaning of Section 13(e)(3) of the Exchange Act. Crown and Concept, which is majority-owned by Crown, in the aggregate are the beneficial owners of 70.3% of the Company's issued and outstanding shares of common stock.

Upon receipt, Crown's offer was referred to and reviewed by a committee of the Company's independent directors, which recommended that the offer be accepted. The Company's Board of Directors voted to accept Crown's offer and to authorize the negotiation of definitive documentation for the merger. Consummation of the merger remains contingent upon, among other things, the approval of the Company's stockholders. Crown has indicated that it and its affiliates will vote in favor of the merger.

In January 2000, Crown and Concept transferred their respective shares of the Company's common stock and preferred stock to NNI Acquisition Corporation, a Delaware corporation ("Acquisition"), which was formed to facilitate the merger. Crown and Concept retain beneficial control of the transferred shares, as Acquisition is wholly owned by Crown and Concept.

It is anticipated that following the merger the business and operations of the Company will be continued substantially as currently conducted for the immediate future, including continuing the Company's analysis of and efforts to seek a strategic alliance. The Company has had contact with several possible strategic partners, but no serious discussions have occurred. There can be no assurance that the Company will be able to obtain a strategic partner, or that any strategic partner will be willing to invest the sums required by the Company in order to continue to grow the Network's subscriber base. Crown and Concept have informed the Company that they intend to reevaluate the business and operations of the Company following the merger and take such actions with respect to the future business and operations of the Company as they deem appropriate. Although there are no definitive plans or agreements in place, Crown and Concept may cause the Company to enter into joint venture or other agreements with other business entities after the merger.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION.  None

ITEM 6. EXHIBIT AND REPORT ON FORM 8-K.

(a) Exhibits

Exhibit
  No.                      Description
  ---                      -----------
    27       Financial Data Schedule as required by Item 601 (c) of Regulation S-K






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated August 04, 2000


                                           THE NOSTALGIA NETWORK, INC.

                                        By: /s/ SQuire D. Rushnell
                                            ------------------------------------
                                        SQuire D. Rushnell, President and
                                        Chief Executive Officer




                                        By: /s/ Diane Fuller
                                            ------------------------------------
                                        Diane C. Fuller, Chief Financial Officer
                                        and Treasurer

                                INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION                                     PAGE NO.
-----------                             -----------                                     --------
    27       Financial Data Schedule as required by Item 601 (c) of Regulation S-K         17