Form 10-Q
period 2000-09-30
NOSTALGIA NETWORK INC
filed 2000-11-14
CIK 747178

---------------------------------------------------------------------------

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

               -----------------------------------------------

                              TABLE OF CONTENTS



                                                                                          Page No.
                                                                                          --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of
         September 30, 2000 and December 31, 1999                                              3

         Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and 1999                       4

         Statements of Cash Flows
         For the Nine Months Ended September 30, 2000 and 1999                                 5

         Notes to Financial Statements                                                         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                       7 - 11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                            12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    12

Item 2.  Changes in Securities and Use of Proceeds                                            12

Item 3.  Default upon Senior Securities                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                                  12

Item 5.  Other Information                                                                    12

Item 6.  Exhibits and Report on Form 8-K                                                      12

Exhibit 27 - Financial Data Schedule                                                          14

PART I.            FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS


                         THE NOSTALGIA NETWORK, INC.
                                BALANCE SHEETS

                                                               (Unaudited)
                                                              Sep. 30, 2000          Dec. 31, 1999
                                                            ------------------     ------------------
                    ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                 $1,380,768              $674,177
        Accounts receivable, less allowance of $75,000
                and $161,000, respectively                           553,305               826,588
        Prepaid expenses                                             165,946               114,096
        Programming and cablecast rights, net                      4,561,566             7,105,280
                                                            ------------------     ------------------
                         Total current assets                      6,661,585             8,720,141


Programming and cablecast rights, net                              2,894,191             2,981,416
Property and equipment, net                                          785,364               972,107
Deposits                                                              76,431                49,430
                                                            ------------------     ------------------
                         Total assets                            $10,417,571           $12,723,094
                                                            ==================     ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Current maturities of programming and cablecast fees      $3,310,487            $4,810,822
        Accounts payable --Trade                                     742,159             1,172,475
        Accounts payable --Relatied parties                           29,282                32,191
        Accrued expenses and other liablilities                      421,920               531,341
        Unearned income                                              206,917               221,016
                                                            ------------------     ------------------
                         Total current liabilities                 4,710,765             6,767,845
                                                            ------------------     ------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES
        Programming and cablecast fees                               173,909             2,135,164
        Notes payable to related parties                          97,335,900            86,085,900
        Accrued interest payable -- Related parties                5,824,413               330,463
                                                            ------------------     ------------------
                        Total long-term liabilities              103,334,222            88,551,527
                                                            ------------------     ------------------
                        Total liabilities                        108,044,987            95,319,372
                                                            ------------------     ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock: $2 par value, 125,000 shares
                authorized, 3,250 issued and outstanding               6,500                 6,500
        Common stock: $0.04 par value, 30,000,000 shares
                authorized, 20,275,370 and 20,275,370 shares
                issued and outstanding in 2000 and 1999              811,015               811,015
        Additional paid-in capital                                30,213,584            30,213,584
        Deficit                                                 (128,658,515)         (113,627,377)
                                                            ------------------     ------------------
                         Total stockholders' deficit             (97,627,416)          (82,596,278)
                                                            ------------------     ------------------
                         Total liabilities and
                           stockholders' deficit                 $10,417,571           $12,723,094
                                                            ==================     ==================

                         THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                 For the Three Months                 For the Nine Months
                                                                 Ended September 30,                  Ended September 30,
                                                          --------------------------------     -------------------------------
                                                               2000               1999              2000               1999
                                                          -------------       ------------     --------------      -----------
OPERATING REVENUES
        Affiliate revenue                                     $501,135            $518,272       $1,548,935         $1,681,827
        Advertising sales revenue                              710,827             720,754        2,752,368          2,267,090
                                                          -------------       ------------     --------------      -----------
                Total operating revenues                     1,211,962           1,239,026        4,301,303          3,948,917
                                                          -------------       ------------     --------------      -----------
OPERATING EXPENSES
        Programming, production and transmission             1,310,778           1,091,814        3,726,491          3,643,449
        Programming amortization                             1,606,613           2,275,208        5,655,214          6,516,270
        Sales and marketing                                    377,841             828,930        1,495,412          2,645,641
        Finance, general and administration                    742,720             758,967        2,535,565          2,623,069
                                                          -------------       ------------     --------------      -----------
                Total operating expenses                     4,037,952           4,954,919       13,412,682         15,428,429
                                                          -------------       ------------     --------------      -----------
LOSS FROM OPERATIONS                                        (2,825,990)         (3,715,893)      (9,111,379)       (11,479,512)
                                                          -------------       ------------     --------------      -----------
OTHER INCOME AND (EXPENSE)
                Interest and other - net                    (2,090,791)         (1,496,752)      (5,919,759)        (4,380,023)
                                                          -------------       ------------     --------------      -----------

NET LOSS                                                   $(4,916,781)        $(5,212,645)    $(15,031,138)      $(15,859,535)
                                                          =============       ============     ==============      ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $(0.24)             $(0.26)          $(0.74)            $(0.78)
                                                          =============       ============     ==============      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                         20,275,370          20,275,370       20,275,371         20,274,382
                                                          =============       ============     ==============      ===========

                         THE NOSTALGIA NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                         -------------------------------------
                                                                              2000                  1999
                                                                         --------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                          $(15,031,138)         $(15,859,535)
        Adjustments to reconcile net loss to net cash
            used in operating activities:
                Depreciation                                                   209,739               218,773
                Programming amortization                                     5,655,213             6,516,270
                Provision for losses on accounts receivable                    309,040               288,731
        Net change in operating assets and liabilities:
                Increase in accounts receivable                                (35,757)             (297,083)
                Increase in prepaid expenses                                   (51,850)              (57,901)
                Increase in deposits                                           (27,001)                    0
                Decrease in accounts payable                                  (430,316)             (304,268)
                (Decrease) increase in accrued expenses
                        and other liabilities                                 (112,331)              567,778
                Increase in accrued interest                                 5,493,951             2,944,548
                (Decrease) increase in unearned income                         (14,099)              128,593
                                                                         --------------       ----------------

                                Net cash used in operating activities       (4,034,549)           (5,854,094)
                                                                         --------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
                Purchases of property and equipment                            (22,996)              (54,958)
                Acquistions of programming and cablecast rights             (3,024,274)           (2,463,837)
                                                                         --------------       ----------------
                                Net cash used in investing activities       (3,047,270)           (2,518,795)
                                                                         --------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
                Repayment of long-term obligations                          (3,461,590)           (3,552,450)
                Proceeds from note payable - related parties                11,250,000            12,000,000
                                                                         --------------       ----------------
                                Net cash provided by financing
                                  activities                                 7,788,410             8,447,550
                                                                         --------------       ----------------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                 706,591                74,661

CASH AND CASH EQUIVALENTS - BEGINNING                                          674,177               539,371
                                                                         --------------       ----------------
CASH AND CASH EQUIVALENTS - ENDING                                          $1,380,768              $614,032
                                                                         ==============       ================

                         The Nostalgia Network, Inc.


                        NOTES TO FINANCIAL STATEMENTS

1. The financial information included herein is submitted pursuant to the requirements of Form 10-Q and does not include all disclosures required by generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1999 of the Nostalgia Network, Inc. (the "Company"), filed with the United States Securities and Exchange Commission (the "Commission") on March 30, 2000, which are incorporated herein by reference. The accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Certain reclassifications have been made to the financial statements for the comparative period of the prior fiscal year for consistency with the presentation for the current period.

3. Cash Flow - Cash equivalents include highly liquid debt instruments with a maturity of three months or less.

4. On December 31, 1999, the Company issued two substitution and replacement notes to Crown Communications Corporation ("Crown") and Concept Communications, Inc. ("Concept" together with Crown, the "Majority Stockholders") in the amount of $63,997,292 and $21,783,608, respectively, at 8.5%, with the principal and unpaid interest due January 1, 2001. These notes require minimum monthly interest payments in the aggregate amount of $60,000 and replace previously issued notes in the principal amounts of $61,071,503 and $20,598,036 plus $2,925,789 and $1,185,572 in accrued and unpaid interest, respectively. On January 31, 2000, March 09, 2000 and March 21, 2000, the Company issued three promissory notes to Crown in the principal amount of $1,250,000 each, bearing interest at 8.5%. On April 14, 2000 and on May 16, 2000 the Company issued two promissory notes to Crown in the principal amount of $1,250,000 each, bearing interest at 9%. On June 13, 2000, July 26, 2000, August 20, 2000, September 22, 2000 and on November 13, 2000, the Company issued five promissory notes to Crown in the amount of $1,250,000 each, bearing interest at 9.5%. Each of these is due January 1, 2001. These notes are secured by certain Security Agreements between the Majority Stockholders and the Company, as amended.

5. In October 1999, the Company announced that it had received and accepted an offer from Crown to enter into a cash merger which, if consummated, would result in the elimination of the Company's publicly-held shares of common stock and constitute a going-private transaction within the meaning of Section 13(e)(3) of the Securities Exchange Act of 1934 (the "Exchange Act"). Crown and Concept, which is majority-owned by Crown are the beneficial owners of, in the aggregate, 70.3% of the Company's issued and outstanding shares of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q contains certain "forward-looking statements" which represent expectations or beliefs of the Company, including, but not limited to, statements concerning the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development of the Company's network and dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates). Certain of these risks and uncertainties are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

For a discussion of the risks that may have an impact on the Company's results, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 30, 2000.

Results of Operations

Total revenues increased $352,386, or 8.92% (from $3,948,917 to $4,301,303) for the nine months ended September 30, 2000 (the "2000 Period") as compared with the nine months ended September 30, 1999 (the "1999 Period") and decreased $27,064, or 2.18% (from $1,239,026 to $1,211,962) for the three months ended
September 30, 2000 (the "2000 Quarter") as compared with the three months ended September 30, 1999 (the "1999 Quarter"). The increase in revenues for the 2000 Period was primarily a result of selling available radio spot airtime of which a portion was acquired in 1999.

Overall advertising revenues increased $485,278 or 21.41% (from $2,267,090 to $2,752,368) for the 2000 Period and decreased $9,927, or 1.38% (from $720,754 to
$710,827) for the 2000 Quarter. Infomercial sales decreased $418,515, or 50.21% (from $833,465 to $414,950) for the 2000 Period and decreased $6,005, or 4.27%
(from $140,732 to $134,727) for the 2000 Quarter. The decrease in Infomercial revenue is due to the Company's decision to shift from selling Infomercial time during the overnight block to selling Nested Programs, which combine all of the available time during the overnights and allows the Company to sell it as a block of time designated for Nested Programs. Revenue from Nested Programs, which are included in conventional advertising increased $754,466, for the 2000 Period and $29,464 for the 2000 Quarter. Conventional advertising increased $4,855 or .39% (from $1,233,396 to $1,238,251) for the 2000 Period and decreased
$161,621, or 43.26% (from $373,586 to $211,965) for the 2000 Quarter. Other revenue increased by

$144,472, or 110.06% (from $(131,270) to $13,202) for the 2000 Period and increased by $128,235, or 102.54% (from $(125,063) to $3,172) for the 2000
Quarter.

Affiliate revenues decreased by $132,892, or 7.90% (from $1,681,827 to $1,548,935) for the 2000 Period and decreased by $17,137, or 3.31% (from $518,272 to $501,135) for the 2000 Quarter. This was primarily as a result of renegotiated contracts of affiliate customers who had dropped the service. The length of each affiliate contract varies, but generally ranges from three to five years. Certain of Nostalgia's affiliate contracts have expired and carriage currently is provided on a month-to-month basis. Many of these affiliates have declined to enter into new contracts until their plans for channel expansion are completed. As a result of intense competition among cable networks for this reduced number of channels, Nostalgia's per subscriber fees from affiliates may decline.

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

Operating expenses decreased $2,015,747, or 13.07% (from $15,428,429 to $13,412,682) for the 2000 Period and decreased $916,967, or 18.51% (from
$4,954,919 to $4,037,952) for the 2000 Quarter. The decrease for the 2000 Period was primarily a result of a decrease in sales and marketing costs of $1,150,229, or 43.48% (from $2,645,641 to $1,495,412), a decrease in programming amortization costs of $861,056, or 13.21% (from $6,516,270 to $5,655,214), a decrease in finance and administrative costs of $87,504, or 3.34%. These decreases were offset by an increase in programming, production and transmission costs of $83,042, or 2.28% (from $3,643,449 to $3,726,491). The decrease for the
2000 Quarter was primarily the result of a decrease in programming amortization of $668,595, or 29.39% (from $2,275,208 to $1,606,613, a decrease in sales and marketing costs of $451,089, or 54.42% (from $828,930 to $377,841), a decrease in finance, general and administrative costs of $16,247, or 2.14% (from $758,967 to $742,720). These decreases were offset by an increase in production and transmission costs of $218,964, or 20.06% (from $1,091,814 to $1,310,778).

Programming, production and transmission costs, net of $5,655,214 and $1,606,613 in programming amortization costs for the 2000 Period and the 2000 Quarter increased by $83,042, or 2.28% (from $3,643,449 to $3,726,491) for the 2000
Period and increased by $218,964, or 20.06% (from $1,091,814 to $1,310,778) for the 2000 Quarter. The increase is a result of increased programming costs of $755,032, or 27.68% (from $2,727,720 to $3,482,752) for the 2000 Period, and an increase of $442,479 or 44.39% (from $996,745 to $1,439,224) for the 2000
Quarter, an increase in transmission
costs of $255,869, or 10.20% (from $2,507,717 to $2,763,586) for the 2000
Period, and an increase of $109,637, or 12.73% (from $861,555 to $971,192) for the 2000 Quarter. These increases were offset by decreases in production and traffic costs of $27,954, or 7.85% (from $356,093 to $328,139) for the 2000
Period, and a decrease of $829, or .77% (from $107,918 to $107,089) for the 2000 Quarter. Programming amortization costs decreased by $861,056 or 13.21% (from $6,516,270 to $5,655,214) for the 2000 Period and decreased $668,595 or 29.39%
(from $2,275,208 to $1,606,613) for the 2000 Quarter primarily as a result of changes in the Network's programming lineup and programming contracts. The Company expects to incur additional increases in future programming and studio production costs as a consequence of the Network's programming initiatives and the creation of new original programs. These additional future expenditures will adversely impact the Company's results of operations in the short-term; however, management believes they are critical to the Company's long-term survival and growth.

The Company continues its schedule of new and original productions in 2000, including the following programs: GTV DanceSport, which spotlights a rapidly growing trend in America, ballroom and performance dancing, which is slated to become a recognized Olympic sport; American Couples, hosted by esteemed television journalist Nancy Glass, which is an hour long show celebrating the family values, love, commitment and partnership of famous couples; Heroes & Sheroes, which profiles ordinary men and women who have performed heroic tasks for the benefit of their fellow man; American Families hosted by Nancy Glass, which is a unique series that juxtaposes members of contemporary families against the classic TV families of The Adventures of Ozzie and Harriet and Make Room for Daddy and references how today's parents and children deal with age-old issues confronting Ozzie Nelson and Danny Thomas; Flea Market Movie, where collectibles aficionado, Christopher Kent, appraises viewer's attic treasures during movie breaks; The Cookbook Show which features the Network's Flea Market Movie host, Christopher Kent, who also is an accomplished chef, preparing dishes from famous cookbooks; More Money with the Dolans, starring Ken and Daria Dolan, the "first family of finance," which provides an entertaining program on money issues; The Bull and the Bear, which features stock market reports by a "Siskel and Ebert" type pair of hosts, Llewellyn King and Linda Gasparello; The Real Me Autobiographies, which are true stories of famous people told in their own words; and American Soldier, which features interviews with World War II veterans as wraparounds to the dramatic series, Combat!, Garrison's Gorillas and 12 O'clock High.

Sales and marketing expenses decreased by $1,150,229, or 43.48% (from $2,645,641 to $1,495,412) for the 2000 Period and decreased $451,089, or 54.42% (from $828,930 to $377,841) for the 2000 Quarter primarily as a result of decreases in salaries and wages of $207,210, or 22.19% (from $933,888 to $726,678) for the
2000 Period and decreased by $7,122, or 2.88% (from $247,619 to $240,497) for the 2000 Quarter. Marketing allowance decreased by $423,839, or 116.37% (from $364,228 to $(59,611) for the 2000 Period and decreased $284,679, or 190.63%
(from $149,336 to $(135,343) for the 2000 Quarter as a result of renegotiated contracts of affiliate customers who had dropped the service. Professional fees decreased by $275,838, or 65.45% (from $421,477 to $145,639) for the 2000 Period and decreased by $95,581, or 72.07% (from $132,620 to $37,039) for the 2000 Quarter primarily as a result of reduced expenditures on the Network's affinity and new media efforts, as well as bringing the Network's public relations operations in house.

Finance, general and administrative costs decreased by $87,504, or 3.34% (from $2,623,069 to $2,535,565) for the 2000 Period and decreased by $16,247, or 2.14%
(from $758,967 to $742,720) for the 2000 Quarter. This decrease was primarily as a result of a decrease in consolidation and retention costs of $130,623, 36.33% (from $359,518 to $228,895) for the 2000 Period and decreased by $13,070, or 13.99% (from $93,394 to $80,324) for the 2000 Quarter. This increase was offset partially by an increase in legal and professional fees of $114,743, or 48.39% (from $237,123 to $351,866) for the 2000 Period and decreased by $9,682, or 18.48% (from $52,397 to $42,715) for the 2000 Quarter.

As a result of increased revenues ($352,386); decreased programming amortization costs ($861,056); decreased sales and marketing costs ($1,150,229); decreased finance, general and administrative costs ($87,504); offset by increased programming, production and transmission costs ($83,042), the Company's loss from operations decreased $2,368,133, or 20.63% (from $11,479,512 to $9,111,379)
for the 2000 Period. As a result of decreased revenues ($27,064); increased programming, production and transmission costs ($218,964); offset by decreases in programming amortization ($668,595); decreased sales and marketing costs ($451,089); decreased finance, general and administrative costs ($16,247), the Company's loss from operations decreased $889,903, or 23.95% (from $3,715,893 to $2,825,990) for the 2000 Quarter.

Other income/expense increased $1,539,736 or 35.15% (from $4,380,023 to $5,919,759) for the 2000 Period and increased $594,039, or 39.69% (from
$1,496,752 to $2,090,791) for the 2000 Quarter, primarily as a result of interest on outstanding debt.

Liquidity and Capital Resources

Cash increased for the 2000 Period (from $674,177 to $1,380,768), principally due to $11,250,000 in financing received during the 2000 Period, offset by cash outlays to cover operating losses and repayments of certain debts. Working capital decreased in the 2000 Period (from $1,952,296 to $1,950,820) principally as a result of a decrease in programming and cablecast rights. Cablecast rights have decreased by $2,630,939, or 26.08% in the 2000 Period as a result of amortization of the Network's investment in its primetime line-up. Total liabilities increased primarily due to $11,250,000 in additional financing.

Cash used in operating activities decreased $1,819,545, or 31.08% (from ($5,854,094) to $(4,034,549)), for the 2000 Period compared to the 1999 Period, principally as a result of decreases in accounts payable, improved collections on accounts receivable and reduced overall expenditures primarily in sales and marketing as a result of reductions in staff due to consolidation.

Cash used in investing activities increased $528,475, or 20.98% (from ($2,518,795) to ($3,047,270)) principally due to an increase in purchases of programming and cablecast rights of $560,437, or 22.7% (from $2,463,837 to $3,024,274).

Cash flows from financing activities decreased $659,140, or 7.8% (from $8,447,550 to $7,788,410) due principally to decreases in financing of $750,000, or 6.25% (from $12,000,000 to $11,250,000) and decreased repayment of long-term obligations of $90,860, or 2.5% (from $3,552,450 to $3,461,590).

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

Since 1990, Crown and Concept have been the principal sources of the Company's capital. Crown and Concept have invested $2,300,000 and provided $85,781,000 in debt financing since 1994, including $15,000,000 loaned by Crown to the Company in 1999. Additionally, between January 1, 2000 and November 13, 2000, Crown has provided $12,500,000 in debt financing to the Company and has committed to advance, as needed, an additional $2,500,000 in debt or equity financing during the balance of the calendar year. The Company believes that these funds will be sufficient to satisfy its operating needs for 2000. In connection with the borrowings, the Company has entered into a security agreement pledging substantially all the Company's assets as security for its indebtedness to Crown and Concept.

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

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBIT AND REPORT ON FORM 8-K.

    (a) Exhibits

  Exhibit No.               Description
  ------------              -----------
      27                     Financial Data Schedule as required by
                             Item 601(c) of Regulation S-K




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated November 09, 2000


                                          THE NOSTALGIA NETWORK, INC.



                                    By: /s/ SQuire D. Rushnell
                                        ----------------------------------------
                                    SQuire D. Rushnell, President and
                                    Chief Executive Officer




                                    By: /s/ Diane Fuller
                                        ----------------------------------------
                                    Diane C. Fuller, Chief Financial Officer
                                    and Treasurer

                              INDEX TO EXHIBITS

EXHIBIT NO.                                  DESCRIPTION                         PAGE NO.
-----------                                  -----------                         --------
    27                          Financial Data Schedule as required                 17
                                by Item 601 (c) of Regulation S-K